Form 10-K
period 2025-12-31
Versant Media Group, Inc.
filed 2026-03-03
CIK 2067876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-42856

Versant Media Group, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	39-2087186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
229 West 43rd Street New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (646) 832-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	VSNT	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s Class A common stock began “regular way” trading on The Nasdaq Stock Market LLC on January 5, 2026.
As of February 20, 2026, Versant Media Group, Inc. had 143,790,841 shares of Class A common stock and 377,775 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

GENERAL MATTERS
Certain Definitions
“We,” “us,” “our,” “Company,” and “Versant,” refer to Versant Media Group, Inc., and its consolidated subsidiaries.
Trademarks and Trade Names
We own and license various trademark registrations, trademark applications and unregistered trademarks. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
Market and Industry Data
This Annual Report on Form 10-K includes industry and market data that we obtained from industry publications, third-party studies and surveys, such as from The Nielsen Company (US), LLC (“Nielsen”) and Comscore, Inc. (“comScore”), as well as internal analysis. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Each publication, study and report speaks as of its original publication date (and not as of the date of this Annual Report on Form 10-K). While we are not aware of any misstatements regarding the industry or market data presented herein, such data and estimates, particularly as they relate to market size, market growth and our general expectations, involve important risks, uncertainties and assumptions and are subject to change based on various factors, including those discussed under the headings “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and beliefs made by third parties and by us.
Rounding
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements, including under the captions “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “would,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” “opportunity,” “strategy,” “future,” “goal,” “commit,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties discussed in this Annual Report on Form 10-K under the caption entitled “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”).
Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or revise publicly any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results, revised expectations or otherwise.
RISK FACTORS SUMMARY

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Item 1A. Risk Factors.” This summary should be read in conjunction with “Item 1A. Risk Factors” and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in “Item 1A. Risk Factors” and the other information contained in this Annual Report on Form 10-K before investing in our securities.

Business Risk Factors
•We are subject to intense competition, and if we are unable to compete effectively, our business, financial condition and results of operations could suffer.
•Changes in consumer behavior, evolving technologies and distribution platforms continue to adversely affect our business.
•The loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses.
•A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our business.
•Damage to our brands or our reputation could have a material adverse effect on our business, financial condition or results of operations.
•Our business depends on the continued appeal of the content we distribute. The preferences of our viewers and distributors are difficult to forecast and subject to change.
•The growth of our digital platforms depends on our ability to attract new customers, retain existing customers and continue to grow the revenue we derive from these businesses.

•Our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others.
•A cyber incident or attack, information or security breach, or technology disruption or failure, may negatively impact our ability to conduct our business or result in the misuse of confidential information, including personal information or other sensitive business information, all of which could adversely affect our reputation and our business, financial condition and results of operations.
•We are subject to complex and evolving laws and regulations related to privacy and data protection.
•Our network rebrands may result in customer confusion and disruption, leading to lower ratings and monetization.
•Weak economic conditions may have a negative impact on our businesses.
•We may from time to time record impairment charges for goodwill and intangible assets.
•The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses.
•Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.
•We are subject to regulation by federal, state and local authorities, which impose additional costs and restrictions on our businesses.
•Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.
•Our inability to successfully make investments in, or acquire and integrate, other businesses, assets, products or technologies could harm our business, financial condition or operating results.
Spin-Related Risk Factors
•We may not realize the anticipated benefits from our separation (the “Separation”) from Comcast Corporation (“Comcast”), and the Separation could harm our business.
•We have no history of operating as an independent company, and our combined financial statements are not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
•We historically operated within Comcast, and there are risks associated with the Separation.
•We have and will incur significant costs to create the infrastructure necessary to operate as an independent public company and may experience operational disruptions in connection with the Separation.
•The obligations associated with being a public company will require significant resources and management attention.
•If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
•In connection with the Separation, Comcast agreed to indemnify us for certain liabilities, and we agreed to indemnify Comcast for certain liabilities. If we are required to act under these indemnities to Comcast, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the Comcast indemnity may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility.

•In connection with the Separation, we incurred substantial indebtedness, which could restrict our business and adversely impact our cash flows, business, financial condition and results of operations.
•We potentially could have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Comcast.
•If the corporate reorganization transactions which resulted in our ownership of the assets, liabilities and legal entities comprising our business (the “Transactions”) and the distribution of our common stock by Comcast to holders of Comcast common stock (the “Distribution”), together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes, Comcast and/or holders of Comcast common stock could be subject to significant tax liability.
•If the Separation is taxable to Comcast as a result of a breach by us of any covenant or representation made by us in the tax matters agreement, we generally will be required to indemnify Comcast and the obligation to make payments on this indemnification obligation could have a material adverse effect on us.
•We are subject to significant restrictions on our actions following the Separation in order to avoid triggering significant tax-related liabilities.
Common Stock Risk Factors
•The price and trading volume of our Class A common stock may be volatile, and our shareholders could lose all or part of their investment in the Company.
•Provisions in our articles of incorporation and bylaws and certain provisions of Pennsylvania law could delay or prevent a change in control of Versant.
•Your percentage ownership in Versant may be diluted in the future.
•Our common stock is and will be subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
•We cannot assure you that our Board will declare dividends or that we will purchase our common stock pursuant to our share repurchase program in the foreseeable future.
•Our Class B common stock has substantial voting rights and separate approval rights over certain potentially material transactions, and Brian L. Roberts, the Chairman and CEO of Comcast, has considerable influence over Versant through his beneficial ownership of our Class B common stock.

Part I
Item 1. Business
Overview
Versant is a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf and athletics participation and sports and genre entertainment. We serve these markets primarily through a strong portfolio of brands comprised of television networks operating primarily in the United States, including MS NOW, CNBC, USA Network, Golf Channel, E!, SYFY and Oxygen, and our complementary digital platforms GolfNow, Fandango and Rotten Tomatoes.
We produce, license and acquire content that we distribute through a variety of outlets, including our networks and digital platforms, delivering value to key constituents: the viewing audience, paying subscribers, advertisers, distributors and licensing counterparties. We generate revenue primarily through distributing our networks, selling advertising across our brands, providing services through our digital platforms and content licensing. We present our operations in one reportable business segment.

Versant was incorporated in Pennsylvania on May 1, 2025. Prior to January 2, 2026, we were a wholly owned subsidiary of Comcast Corporation (“Comcast”) and operated as a part of Comcast’s Media Segment. On January 2, 2026, we separated (the “Separation”) from Comcast and became a standalone publicly traded company and on January 5, 2026, Versant’s Class A common stock began trading under the ticker symbol “VSNT” on the Nasdaq Global Select Market LLC (“Nasdaq”). In connection with the Separation, the Company entered into several agreements that govern certain aspects of the Company’s relationship with Comcast following the Separation, including a separation and distribution agreement, a tax matters agreement, a transition services agreement, and an employee matters agreement, as well as agreements relating to intellectual property licenses and commercial arrangements.
Our Brands
Our portfolio of brands deliver news, sports and entertainment content through our networks and digital platforms:
•MS NOW features politics, news and opinion programming, operating across multiple media platforms: multichannel video programming distributors (“MVPDs”), digital, social platforms, podcasts and live events.
•CNBC features business and personal finance news, with real-time financial market coverage and analysis, including business coverage through franchises such as Squawk Box, Squawk on the Street, Closing Bell and Mad Money. In addition to distribution through MVPDs, CNBC has expanded its offerings through a portfolio of branded products, including direct-to-consumer services, podcasts, conferences and other live events.
•USA Network features sports, entertainment and live event programming, including WWE Smackdown, NASCAR, the WNBA (starting with the 2026 season), golf (including the U.S. Open, The Open Championship and the Ryder Cup), the Premier League, the PAC-12 (beginning in fall 2026), League One Volleyball (starting with the 2026 season) and the Olympics.
•Golf Channel features live golf and related content, including news, instruction, documentaries and library programming. Its content is distributed on a variety of platforms to viewers in more than 50 countries.
•GolfNow is an online tee time marketplace in various countries throughout the world, helping golfers and golf courses better connect by offering tee time bookings at 9,000 courses worldwide. GolfNow also offers golf course technology, software and related services to help manage course operations, including solutions that facilitate on-site payments for tee times, food and beverage and merchandise.
•SportsEngine is a suite of digital products and services that facilitate management of youth sport leagues, teams, participants and their families, and the processing of related payments.

•E! is a pop culture network featuring news, unscripted originals, live events, such as Live from E!, and high-profile acquired content, such as Sex and the City and a variety of primarily female-focused films. E! News Digital delivers premium content to fans across owned and third-party digital and social platforms.

•SYFY is a science fiction genre network featuring science fiction, fantasy, action, adventure, paranormal and superhero programming, along with fan-focused film franchises. SYFY provides content on a multiplatform basis through SYFY’s network and related digital services.
•Oxygen True Crime is a multiplatform brand featuring true crime programming, including the Snapped franchise, Cold Justice, Killer Relationship with Faith Jenkins and event specials such as The Pike County Murders: A Family Massacre, Selena & Yolanda: The Secrets Between Them and The Disappearance of Alissa Turney.
•Fandango is an online platform for movie and television information, providing movie ticketing to over 30,000 U.S. screens and access to trailers and movie reviews and hosting a digital video-on-demand service. Fandango includes Rotten Tomatoes, a source for movie and television reviews. In December 2025, Fandango acquired Indy Cinema, which provides technology solutions to cinema operators for ticketing, concessions, loyalty programs, marketing, and analytics.
•In January 2026, we acquired Free TV Networks, which operates four national free over-the-air (“OTA”) digital broadcast channels and free ad-supported streaming television (“FAST”) channels, including 365BLK, Defy, Outlaw and Busted.
Our portfolio of networks operates predominantly in the United States. The table below presents a summary of our networks and their advertising reach to U.S. households as of December 31, 2025.

Cable Television Audience	Approx. U.S. Households (mm)(1)
MS NOW	59
CNBC	59
USA Network	60
Golf Channel	49
E!	59
SYFY	59
Oxygen True Crime	60

(1) Household data is based on information from Nielsen as of December 31, 2025 using its Cable Coverage Universe Estimates report and dynamic ad insertion estimates. The Nielsen estimates include subscribers to both traditional and certain virtual MVPDs and represent the approximate number of U.S. households in which each network is available. The Nielsen estimates are not based on information provided by us and are included solely to enable comparisons between our networks and those operated by our peers.

How We Generate Revenue
Linear Distribution
We generate revenue from the distribution of our television networks to traditional MVPDs, who offer video services over cable, fiber and satellite transmission, and virtual MVPDs, who offer video services through digital streaming. Our revenue from distribution agreements is generally based on the number of subscribers receiving our television networks through the provider and a per subscriber fee.
Advertising
We generate revenue through sales of advertising on our networks and digital platforms. The price charged for each advertising unit on our networks is generally based on audience ratings, the value of our audiences to advertisers, the quality of our programming and brand building capabilities, any viewer targeting and addressability capabilities and the number of advertising units we can place in our networks’ programming schedules. Advertising revenue is also generated from advertisements displayed during visits to website pages or application visits. Effective with the Separation and pursuant to a commercial agreement between NBCUniversal and us, NBCUniversal will sell domestic linear and related digital advertising inventory on our behalf for approximately two years.

Platforms
We generate revenue from services provided through our digital platforms. The GolfNow, Fandango and SportsEngine platforms facilitate consumer transactions with golf courses, movie cinemas and studios, and youth sports leagues, respectively. Our GolfNow, Fandango and SportsEngine offerings also include cloud-based technology solutions and related services to golf courses, movie cinemas and youth sports organizations, respectively. We also offer subscription services, including CNBC’s branded offerings, which provide live and on-demand personal finance programming and GolfPass, which offers instructional videos and other golf-related content. Our revenue related to these platforms is generally transaction-based, and depending on the service, generally consists of an agreed share based on the value of underlying transactions, transaction-based fees paid by the consumer or fixed amounts for individual transactions or services provided.
Content Licensing
We generate revenue through licensing our owned content to third parties, including television networks, streaming services and other platforms, and licensing audio feeds of our programming and audio content to digital platforms.
How We Acquire Content
We produce, license and acquire the news, sports and entertainment programming and related content that we distribute across our platforms through a mix of internal production, third-party licensing and rights agreements and “work-for-hire” contracts.
News Programming
We generally produce our own news programming through our in-house news bureaus and editorial teams, supported by our ongoing relationships with global reporting agencies. We directly hire on-air talent as well as research, technical and production staff to provide quality news programming. This model is designed to enable in-depth reporting and political analysis while streamlining production costs.
Sports Programming
Our sports programming and related content is typically licensed under multiyear contractual agreements with the relevant sports leagues. The table below presents a summary of our most significant sports rights agreements. Additionally, certain content from the 2026 Olympic Winter Games and the 2028 Summer Olympic Games will be distributed on our networks through time purchase agreements pursuant to which NBCUniversal is permitted to exhibit such content on our networks and platforms. Our sports programming is produced by a combination of in-house and third-party teams. In November 2025, we introduced USA Sports, our new brand and division name for our sports portfolio and programming across USA Network and Golf Channel.

Sports Rights(1)	Rights Expiration
Premier League	2027-28 season
Atlantic Ten Conference Basketball	2028-29 season
PGA Tour, Open Championship, Ryder Cup	Between 2028 and 2033
World Wrestling Entertainment (“WWE”)	2029
PAC-12(2)	2030 - 2031 season
NASCAR(3)	2031
USGA / US Open	2032
WNBA(4)	2036

(1) Prior to the Separation, rights agreements generally provided rights across both NBCUniversal and the Company and the combined statements of income included allocations of costs related to these contracts.
(2) Beginning with 2026, includes the right to exhibit a specified number of regular season football games, men’s and women’s basketball games, and the PAC-12 men’s basketball tournament.
(3) Includes the unilateral right by the other party to the agreement (i.e., the licensor), under certain circumstances, to shorten the term of the agreement by one year.
(4) Beginning with the 2026 WNBA season, includes the rights to produce and exhibit a specified number of WNBA regular season and playoff games, including certain games from three WNBA Finals series over the term of the agreement.

Entertainment Programming
We source the majority of our entertainment programming and related content pursuant to agreements with film and television studios, production companies and other rights holders. These agreements are of varying duration and generally permit us to air, stream and/or distribute series, films and other programming during certain periods and such agreements are subject to a competitive bidding process. Our licensed content includes episodic series such as Law & Order: Special Victims Unit (USA) and Forensic Files (Oxygen), and an extensive selection of films, including franchises such as Harry Potter (USA and SYFY), The Hunger Games (USA) and Fast & the Furious (E!).
With respect to unscripted content, we generally engage third-party producers and studios to create programming on a “work-for-hire” basis, the rights to which we own upon delivery. We air such content on our networks and also license it to third parties for further distribution.
Our Competitive Strengths
Expansive Audience Scale Generated Through Highly Recognized Brands
Our brands have significant audience reach and scale across our core markets, with over 50 million viewers having watched content on a Versant network each week in 2025. Most of the hours watched on our networks are in live sports and news genres. Versant has attracted these audiences through our brands, which anchor the content we produce and distribute. We aim to provide timely, relevant and high-quality content to our audiences.
Our news, sports and entertainment brands, together with their associated programming, have large audiences and consumer bases resulting in important relationships with distributors and advertisers. As a result, Versant generates revenue through multiple sources, including linear distribution, advertising, platforms and content licensing.
Deep Relationships with Our Customers
We have long-standing and well-established consumer relationships in our core markets. Each of our networks is among the most watched within its competitive set. We have successfully evolved content offerings to reflect changing consumer preferences and technological innovations, including on digital platforms complementing our networks for MS NOW, CNBC and E! News Digital.
We have also built upon our relationships with customers through commerce, transactional and other related services, both for end-users and businesses. For example, we expanded our relationship with golf fans watching the Golf Channel network through GolfNow’s tee time reservation and golf course management technology platform.
Differentiated News, Sports and Entertainment Programming
MS NOW and CNBC provide journalism spanning national and international news, business, politics and culture. We aim for our news brands to serve as a vital source of information for millions of viewers daily, which will in turn strengthen advertiser relationships and increase appeal to distributors. We expect to build upon our existing news audience leadership with continued exceptional journalism and development of innovative consumer experiences reflecting the preeminence of our brands.

Our USA Sports content on USA Network and Golf Channel includes the Premier League, golf events such as PGA Tour tournaments, The U.S. Open, The Open Championship and the Ryder Cup, college basketball, the WNBA (starting with the 2026 season), League One Volleyball (starting with the 2026 season), PAC-12 (starting with the 2026 season) and the Olympics. Our goal is to create sports coverage that creates meaningful connections with fans, drives viewer engagement and provides valuable opportunities for advertisers. We have exclusive, long-term rights to currently airing major sports content and properties with terms that extend into the 2030s, providing long-term business visibility and we intend to evaluate opportunities to supplement our sports rights portfolio.

Our entertainment offerings, including USA Network, SYFY, E! and Oxygen True Crime, have large multiplatform audiences. These brands focus on specific content genres such as crime, true crime, science-fiction and pop culture.
We aim for the strength of and demand for our content to drive monetization across a variety of distribution channels, including through agreements we have in place with traditional and virtual MVPDs. We believe we are well-positioned to renew these agreements upon their applicable expirations given the popularity of our programming and brands, and seek to continue expanding how our content is distributed.

Growing, Market Leading Digital Platforms
Our digital platforms are led by GolfNow, Fandango and Rotten Tomatoes. Each is a technology platform designed to facilitate consumer transactions and service stakeholders in our core markets. We also continue to expand digital product offerings and audiences with our other brands, including CNBC, MS NOW and E!. We believe our digital platforms have significant growth opportunity remaining, both from underlying market growth and continued share gains.
Strong Balance Sheet and Operating Performance Provides Us Financial and Strategic Flexibility
We are a well-capitalized business with multiple revenue streams and significant operating cash flows. We believe our cash flow profile and liquidity will allow us to invest across our business, both through organic or inorganic growth strategies, and return capital to shareholders through a combination of dividends and share repurchases, subject to market and other business conditions.
Experienced Management Team
Our company is led by an experienced management team with a proven track record, deep industry expertise and a forward-thinking approach to the business. Our management’s strategic priorities are on innovation, enhancing operational efficiency and maximizing long-term shareholder value.
Our Strategies
We intend to leverage our brands to maintain our leadership position and expand our business through the following strategies.
Develop Premier Content for Target Audiences
Our programming will focus on core audiences in political news and opinion, business news and personal finance, golf and athletics participation and sports and genre entertainment.
For the year ended December 31, 2025, news and sports content accounted for the majority of our audience engagement. We believe these markets will remain core to our success, benefitting from Versant’s platforms’ strength and leadership across news and sports through MS NOW, CNBC, USA Network and Golf Channel.
We expect to continue to invest in the high-quality news programming to drive an engaged and loyal audience, and we will evaluate opportunities to secure additional sports rights that drive value for Versant, benefitting from our broad reach and promotional platforms. We believe that by continuing to provide engaging news and sports programming, we will enhance our relationships with critical stakeholders, including consumers, distributors, advertisers, subscribers and licensees.
Through our entertainment cable networks and associated digital services, we attract large audiences for prominent genres, notably crime, true crime, science fiction and pop culture programming. We expect to continue investing in programming within these genres for distribution on our networks and digital platforms as well as through third parties.
Leverage our Brands and Content for Complementary and Incremental Distribution, Expanding Our Audience and Revenues
While we continue to believe that MVPD bundles provide value to our consumers, we understand that audiences increasingly consume content across a variety of digital platforms. Through Versant’s programming and brands, we plan to expand our audience reach through digital platforms such as advertising-based video on demand (“AVOD”), subscription video on demand (“SVOD”) and FAST, as well as other distribution methods, including OTA and live events. Building our presence on these platforms will further strengthen our business model.
Deepen Customer Relationships and Monetization through Complementary Transactional, Commerce and Experiential Services
Our digital platforms, led by GolfNow, Fandango and Rotten Tomatoes, have delivered new services for core audiences. We expect to continue growing and expanding these digital brands, which complement our television networks. For example, GolfNow acquires customers through promotion and content integration on the Golf Channel, with its audience of golf fans. GolfNow adds new monetization opportunities, largely transaction and technology fees, to Golf Channel’s distribution and advertising revenue. In addition, GolfNow usage enables additional consumer golf activity, which typically leads to increased viewership of the Golf Channel network. Fandango’s ticketing service and the Fandango at Home media platforms complement our networks, engaging fans of entertainment content. We also see opportunities to continue to expand our product offerings leveraging other brands, as we have with CNBC’s branded direct-to-consumer services, podcasts, conferences and live events.

Pursue Disciplined Acquisitions and Investments
As a leader in our industry, we believe we are well-positioned to pursue opportunistic and disciplined acquisitions and other investments that align with our core strategy, improve our competitive positioning in the market, enhance our portfolio with complementary brands, and most importantly, deliver attractive returns for our shareholders through synergistic improvements to our revenue trajectory and cash flow profile.
Competition
We operate in highly competitive markets. Our networks compete with other networks to obtain distribution on MVPDs, and ultimately for viewing by each distributor’s subscribers. Our networks also compete with other licensors of programming and related content to secure desired programming, as well as other sellers of advertising time and space, including other television networks, radio, newspapers, outdoor media and, increasingly, websites and social media platforms. The success of our businesses depends on our ability to license and produce content for our networks that is adequate in quantity and quality and will generate satisfactory viewer ratings.
 Competition in Distribution
The business of distributing our networks to traditional and virtual MVPDs is highly competitive. Our networks compete with cable and broadcast networks to secure distribution agreements with MVPDs. Our ability to secure distribution agreements on terms favorable to our networks depends primarily on the audience ratings and popularity of our networks, distribution fees charged and how our networks are positioned within MVPD bundles. Our contractual agreements with these distributors are renewed or renegotiated from time to time in the ordinary course of business. Our ability to secure distribution agreements favorable to our networks is necessary to continue to generate distribution revenue and ensure the retention of our audiences. Shifting video consumption patterns, changes in distribution models, increased popularity of competing platforms and movements towards traditional and virtual MVPD video channel tiering and a-la-carte options, may adversely affect our ability to obtain or maintain the distribution of our networks or to maintain contractual terms that are as favorable as those currently in place. Given the magnitude of our linear distribution revenue, our arrangements with large MVPDs are significant. Refer to Note 3 to the combined financial statements for additional information on these agreements.
Competition in Advertising
Our brands compete with other sellers of advertising time and space, including other networks distributed by MVPDs, streaming services, social media platforms, other online and mobile offerings, radio and newspapers. Competition for selling advertising is based primarily on the anticipated and actually delivered size and demographic characteristics of audiences as determined by various measurement services, price, the time of day when the advertising is to be aired or shown on a digital platform, audience targeting capabilities, competition from other cable networks, broadcast networks, cable television systems, direct broadcast satellite television, social and digital media and general economic conditions. Competition for audiences is based primarily on the selection of programming and content, the popularity and success of which depend on the reaction of our audience and consumers, which is often difficult to predict.
The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings at our networks or engagement with our digital platforms. Declines in audience ratings can be caused by increased competition for the leisure time of viewers and by audience fragmentation resulting from the increasing number of entertainment choices available, including content from streaming services, social media platforms and other digital sources.
Competition in Licensing and Acquiring Programming and Related Content
We also compete with other licensors of programming and related content, including other television networks and media platforms to secure desired programming. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant. To secure programming, we generally must offer competitive rates, time periods, or exclusivity in our licensing agreements.
Competition in Consumer Transactions
Our digital platforms also include online businesses that compete with other businesses in the media and entertainment industry that offer similar services and resources. For example, Fandango’s online movie ticket business faces direct competition from other ticketing services and theater-specific digital applications that rely on sales of movie tickets to consumers, and Rotten Tomatoes faces direct competition from other film and television review aggregators and movie information sites that are resources for consumers seeking information on films.

Seasonality
Our business is subject to cyclical variations. While our business is generally not affected by seasonal variation in the calendar year, our revenue is subject to cyclical advertising patterns and changes in viewership levels based on when we air certain sporting events or other content, including, for example, increases in viewership levels for certain of our networks due to increased audience interest in political coverage during election years.
Regulation
Our businesses are subject to various federal and state laws and regulations, and in certain cases, international laws and regulations. In particular, the Communications Act, the Federal Trade Commission Act and regulations and policies of the FCC and the Federal Trade Commission (“FTC”) affect certain aspects of our networks in the United States. Beyond the more relevant regulations summarized below, legislators and regulators frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, any of which may significantly affect our businesses and ability to effectively compete. Legislators and regulators, along with some state attorneys general and foreign governmental authorities, also occasionally conduct inquiries and reviews regarding our services. State legislative and regulatory initiatives can create a patchwork of different and/or conflicting state requirements, such as with respect to privacy and consumer protection regulations, that can affect our businesses and ability to effectively compete.
Content Regulation
Our networks must provide closed captioning of programming for the hearing impaired and comply with other regulations designed to make our content more accessible. We must also provide closed captioning on certain video content that we offer through digital distribution methods. Additionally, some of our cable networks may be required to provide audio description for certain non-exempt programming for the visually impaired. Congress and the FCC periodically consider proposals to enhance these accessibility requirements. Some of those proposals, if adopted, could increase our obligations substantially.
In addition, FCC regulations require MVPDs to ensure that all commercials in the programming they distribute, including our cable networks, comply with specified volume standards, limit the amount of commercial matter that may be shown on cable networks during programming originally produced and aired primarily for an audience of children 12 years of age or under, and prohibit us from including false or simulated emergency alert codes or attention signals in our content in non-emergency conditions under any circumstances.
Program Access
Under the Communications Act of 1934, as amended, and the FCC’s associated rules, our cable networks may be subject to program access rules. If so, we would be restricted from having exclusive contracts with Comcast if the FCC deems that such contracts operate as unfair methods of competition or unfair or deceptive acts or practices, and from engaging in discriminatory pricing, terms, or conditions of programming sales among competing MVPDs.
Privacy and Data Protection Regulation
Our businesses are subject to laws and regulations that impose various restrictions and obligations related to privacy, data protection and the processing of individuals’ personal information. In the United States, federal privacy laws and regulations, such as those found within the Video Privacy Protection Act, the Children’s Online Privacy Protection Act and the Telephone Consumer Protection Act, restrict companies’ collection, use, disclosure and retention of personal information. The proliferation of state-level comprehensive privacy laws, as well as laws addressing specific categories of data, users, or online services (such as information about minors, or social media platforms such as California’s Consumer Privacy Protection Act and Maryland’s Age Appropriate Design Code) has expanded consumers’ rights and company obligations, including individual rights of access, deletion, portability, correction, the right to appeal and the individual’s right to “opt in” to collection and use of certain types of “sensitive” personal information. Internationally, we are subject to the European Union’s General Data Protection Regulation and the United Kingdom’s Data Protection Act of 2018, as well as other similar laws that apply to our businesses, which broadly regulate the processing of personal information collected from individuals in those jurisdictions.

Our businesses are also subject to the general FTC and state attorneys’ plenary oversight of consumer privacy protections through their enforcement authority over unfair and deceptive acts or practices, as well as through their enforcement authority over certain specific laws, such as Children’s Online Privacy Protection Act. Both the FTC and state attorneys’ general have sought to expand their authority in this area through various rulemakings and enforcement actions that address general privacy, targeted advertising data security, processing of sensitive personal information, use of artificial intelligence (“AI”) and children’s privacy. These existing and new laws may require changes to our products and services and could adversely affect our advertising businesses.
In addition, many international data protection laws, federal laws, and 50 U.S. states have security breach notification requirements that obligate businesses to provide notice to consumers and government agencies if certain information has been unlawfully accessed or exfiltrated by an unauthorized party; some of these laws also require documented information security programs.
Consumer Protection
The business of marketing and selling goods and services to consumers is subject to a wide range of laws and regulations intended to protect consumers from false and misleading advertising, unfair trade practices and other risks. Our digital businesses, in particular, are subject to a variety of federal and state regulations and laws applicable to negative option agreements (including, auto-renewing subscription programs), disclosure of all mandatory fees, such as convenience fees on the online purchase of tickets and other products and services, and notification of in-application purchases. These and other consumer protection laws and regulations are enforced at the federal level by the FTC and other administrative agencies, and at the state and local level by state attorneys general and numerous other law enforcement and administrative departments and agencies. Some of these laws also provide for private rights of action. We have in the past and may in the future be subject to claims under such regulations and laws. Moreover, consumer protection laws are constantly evolving and we cannot predict the impact of any future regulatory changes and enforcement priorities on our marketing activities.
Other Regulations and Requirements
U.S. states and localities, and various regulatory authorities regulate other aspects of our businesses, such as child protection, accessibility, user-generated content, advertising and competition in the jurisdictions in which we operate. The FCC and other federal, state and local agencies, as well as foreign governments and regulatory authorities, may undertake enforcement actions and investigations involving us, which can result in fines or being subject to sanctions.
Human Capital
As of December 31, 2025, we had approximately 4,400 full-time and part-time employees calculated on a full-time equivalent basis. Approximately 9.5% of our employees were located in over 14 countries outside the United States. We also use freelance and temporary employees in the normal course of our business. A small portion of our full-time staff U.S. employees are unionized, and many freelance, technical, production and editorial personnel, as well as some on-air employees, are covered by collective bargaining agreements or work councils. Outside the United States, employees in certain countries, particularly in Europe, are represented by an employee representative organization, such as a union, works council or employee association. Our Company has been built on a foundation of respect, integrity and trust, and we are committed to creating and fostering a work environment that promotes those values.
Health and Welfare Benefits
We offer a portfolio of health and welfare programs and solutions designed to meet the needs of our employees and their families. Our offerings include comprehensive and affordable healthcare coverage options along with a variety of additional tools and resources, including access to dedicated healthcare navigators, expert medical opinion services and virtual primary care services. In addition, we offer comprehensive family planning options and provide specialized support teams to help employees manage all stages in the family planning journey including parenthood.
We also invest in the emotional wellbeing of our employees and offer a broad array of tools and resources such as our Employee Assistance Program, which provides personal counseling sessions to support employees and their families and provide problem-solving support for a broad range of issues, including stress, anxiety, depression, substance use and more.

Intellectual Property
Our company’s intellectual property portfolio is one of our most valuable assets, encompassing trademarks, copyrights and trade secrets that support our businesses. The protection and enhancement of these intellectual property rights are crucial for maintaining our brand integrity and market position. We own, or hold exclusive licenses to, numerous trademarks covering certain of our network names, logos and program titles. Many of these trademarks are registered across various jurisdictions. These trademarks help distinguish our high-quality content and ensure that viewers can reliably associate our services with our brands. We own the copyrights in a vast library of works, including original programming, digital media, articles and audiovisual content, all of which contribute to our diverse offerings in news, sports and entertainment. These copyrights provide us exclusive rights to distribute and monetize our creative works.
Furthermore, we seek to protect our trade secrets, encompassing confidential business information and processes, through internal policies and agreements which are designed to prevent unauthorized use or disclosure. The investment in and protection of our intellectual property rights are pivotal to sustaining our growth and development in the media industry. We actively monitor and enforce these rights to prevent infringement, misappropriation and other unauthorized usage and protect the longevity and success of our businesses. For a discussion of associated risks, see “Item 1A. Risk Factors.”
Legal Proceedings
We are involved, from time to time, in litigation, other legal claims, regulatory actions and other proceedings or actions by governmental authorities involving matters associated with or incidental to our business and our property in the ordinary course, both in the United States and in foreign countries. See Note 10 to our combined financial statements for more information.
AVAILABLE INFORMATION. Our corporate headquarters is located at 229 West 43rd Street, New York, New York 10036, and our telephone number is 646-832-1000. Our website address is www.versantmedia.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available, without charge, on our website, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Reports filed with the SEC may be viewed at sec.gov. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors
Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider each of the following risks and all of the other information contained in this Annual Report on Form 10-K and in other documents that the Company files with, or furnishes to, the SEC before making any investment decision with respect to its securities. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. Some of these risks relate principally to the Separation, while others relate principally to our business and the industry in which we operate or to the securities markets generally and ownership of our common stock. Further, the risks and uncertainties described below are not the only ones we face and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. Our business, prospects, results of operations, financial condition or cash flows could be materially and adversely affected by any of these risks, and, as a result, the trading price of our Class A common stock could decline. For a summary of these risks, please read “Risk Factors Summary,” which immediately precedes Part I, Item 1 of this Annual Report on Form 10-K.
Business Risk Factors
We are subject to intense competition, and if we are unable to compete effectively, our business, financial condition and results of operations could suffer.
Our businesses operate in highly competitive industries. Our networks compete with other networks to secure favorable distribution agreements with traditional and virtual MVPDs and ultimately for viewership. We also compete with companies that license programming and related content to secure desired programming, as well as companies that sell advertising time and space, including other networks distributed by MVPDs, streaming services, social media platforms, other online and mobile offerings, radio and newspapers. For more information regarding the competition facing our businesses, see “Item 1. Business—Competition.”
We compete to distribute our networks on MVPDs, including for the right to be carried on particular “tier(s)” of service and ultimately for viewership. Competition has intensified as MVPDs have explored alternative distribution methods and new types of MVPD bundles to satisfy evolving consumer preferences and reduce their programming costs. Although we intend to reach new audiences by expanding and extending our content offerings into new outlets, the market landscape is highly competitive and requires significant investment, and there can be no assurance that we will be able to compete effectively.
Additionally, we compete against companies that license programming and related content, including other networks and digital platforms. The market for programming is very competitive. Sports programming, in particular, has become significantly more competitive and expensive in recent years. As a result, there can be no assurance that we will be able to renew our existing sports programming agreements at attractive rates, or at all. In addition, content owners may choose not to license popular content to us, and as more content owners offer their content direct-to-consumer, they may reduce the quantity and quality of the content available to us. If we are unable to enter into or renew some or all of these contracts on acceptable terms, the audience appeal of our programming and related content may suffer, which could adversely affect our business, financial condition and results of operations.
We compete with companies that sell advertising time and space, such as other networks distributed by MVPDs, streaming services (including an increasing number of ad-supported streaming services), social media platforms, other online and mobile offerings, radio and newspapers. Our competition with digital media companies has intensified as advertisers have shifted, and may continue to shift, a larger portion of their total expenditures to digital media. The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings at our networks or less engagement on our digital platforms. Additionally, we face competition from other platforms with more tailored customer targeting capabilities that sell advertising at competitive prices.
We also compete through our digital businesses with other similar businesses. New or existing competitors may be able to develop competing services that have greater appeal or are more competitively priced, or may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, regulations or user requirements.
Competitors with significant resources, greater efficiencies of scale and fewer regulatory burdens continue to increasingly compete with our businesses. Some of these competitors could also have preferential access to customer data or other competitive information. These competitors may also have greater or more immediate access to new or innovative technologies such as generative AI, which may further intensify competition by enabling faster and lower-cost content creation and distribution, which could adversely affect our competitive position. The use of AI may also improve competitors’ operating efficiency and cost structures, allowing them to allocate resources more effectively and compete more aggressively on pricing, investment levels or content offerings. Further, consolidation of, or cooperation between, our competitors may intensify competition. For example, cooperation between competitors may allow them to offer a range of products and services, including aggregating certain content into a standalone offering, offering free or lower cost streaming services, potentially on an exclusive basis, or bundling streaming services with other digital platforms. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition will not have an adverse effect on our business, financial condition and results of operations.

Our ability to compete effectively depends on our perceived image and reputation among our various constituencies, including consumers, advertisers and other business partners, employees, investors and government authorities. For example, some of these constituencies may have their own, and some have conflicting, environmental, social and governance priorities, which may present risks to our reputation and brands if these constituencies perceive misalignment.
Changes in consumer behavior, evolving technologies and distribution platforms continue to adversely affect our business.
Technological advances and evolving consumer preferences have changed how audiences consume video content, reducing the number of subscribers to MVPDs and, in turn, adversely affecting businesses like ours that derive distribution revenue from MVPDs.
As subscribers depart the MVPD ecosystem, MVPDs could deprioritize their cable television network consumer offerings or exit the cable television network business altogether, further reducing our distribution revenue and causing the advertising on our networks to become less attractive. Because we derive significant revenue through advertising on networks distributed by MVPDs, these changes have affected, and will continue to affect, our business and results of operations. Consumer demand for traditional U.S. cable television remains subject to many factors outside of our control and, while we expect subscribers to continue to depart the MVPD ecosystem, we cannot be certain how consumer demand will evolve in the future.
As we respond to the decline in consumer demand for cable television, our future success is and will be dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology, including AI, may provide them with a competitive advantage if we are unable to keep pace. New technologies can materially impact our businesses in a number of ways, including affecting the demand for our content and services, how we distribute our content and provide our other services and increasing competition for our digital platforms, all of which may adversely affect our business. For example, advances in technology have significantly increased the number of content distribution platforms, increasing the number of entertainment choices available to consumers, intensifying audience fragmentation and disaggregating the manner in which content is distributed and consumed. These new platforms include streaming services and aggregators, social networking and user-generated content platforms, gaming and other mobile applications. Many content owners also deliver programming or related content direct-to-consumer, which has further disrupted traditional content distribution models. As consumers turn to direct-to-consumer offerings or streaming services in lieu of cable television networks, the revenue we earn from distributing our networks to MVPDs may decrease because our revenues are derived in part from the number of MVPD subscribers. Additionally, the rising popularity of many of these content distribution platforms, including the rapid proliferation of streaming services and short-form video content on social networking platforms, have changed, and may continue to change, consumers’ expectations of video content, their willingness to pay for such content, their perception of quality entertainment and their tolerance for commercial interruptions. Such changes have reduced traditional U.S. cable television viewership and contributed to audience ratings declines for our networks.
If we are unable to anticipate or effectively respond to changes in technology, consumer behavior or distribution models, or if we are unable to execute effectively on our strategic and technology initiatives, our businesses and results of operations could be adversely affected.

The loss of programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses.
Our networks depend on our ability to secure and maintain favorable distribution agreements with MVPDs. The number of subscribers to our networks has decreased over time, and is likely to continue to decrease, as a result of overall reduced viewing of cable television. If our networks do not attract sufficient viewers, both new and existing MVPDs may be reluctant to distribute our networks or may decide to distribute our networks with significantly less favorable terms.
MVPDs also may elect not to enter into agreements to distribute some or all of our networks as a result of changing market dynamics and industry consolidation, which could also influence market perceptions of our networks and adversely affect our ability to negotiate carriage terms or renewals with other distributors. For example, MVPDs may seek to offer smaller packages of channels as part of their MVPD bundles, which may increase both competition for carriage on distribution platforms and marketing expenses and could adversely affect our business, financial condition and results of operations.
As a result of the Separation, our negotiating position with MVPDs may be weakened without the ability to sell our programming along with NBCU’s broadcast television networks, the Bravo cable network and Peacock. There can be no assurance that any of our programming distribution agreements will be entered into or renewed in the future on similar terms. Our inability to enter into or renew some or all of our distribution agreements on favorable terms could reduce our revenue and the reach of our programming, which could adversely affect our business, financial condition and results of operations.

A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our business.
We derive significant revenue from selling advertising, and declines in expenditures by advertisers have in the past negatively impacted, and may in the future, negatively impact our business, financial condition and results of operations. We have experienced, and expect to continue to experience, declines in advertising revenue caused by the economic prospects of specific advertisers or industries, increased competition for the leisure time of viewers, increased audience fragmentation, increased viewing of content through streaming services or other digital platforms and increased use of time-shifting and advertising-blocking technologies, regulatory intervention regarding where, what and when advertising may be placed, regulatory changes regarding the content of certain advertising and economic conditions generally. Additionally, expenditures by advertisers can be cyclical. For example, major sports events and election cycles may cause our advertising revenue to vary substantially from period to period. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to spend funds on advertising and the competitive nature of the elections in markets featuring our programming. A decline in the economic prospects of advertisers or the economy in general could also alter current or prospective advertisers’ spending priorities. The threat of regulatory action or increased scrutiny that deters certain advertisers from advertising or reaching their intended audiences could also adversely affect advertising revenue. In addition, shifting consumer preferences towards other content distribution platforms has changed the landscape of traditional U.S. cable television advertising spending, prompting advertisers to modify their strategies, and ultimately advertising spend, and this trend may continue or accelerate.
Demand for advertising is also a factor in determining advertising rates. Lower audience ratings and reduced viewership, which our networks have experienced, and likely will continue to experience, affect advertisers’ willingness to purchase advertising from us. Advertising sales also depend on the methodology used for audience measurement and could be negatively affected if methodologies do not accurately reflect actual viewership or engagement levels. Reduced use of our online businesses and mobile applications may also adversely impact our advertising revenue.

Damage to our brands or our reputation could have a material adverse effect on our business, financial condition or results of operations.
Our brands are among our most valuable assets. We believe that our brand image, awareness and reputation strengthen our relationship with our audiences and contribute significantly to the success of our business. Maintaining, enhancing and extending our brands, as well as our rebranding efforts, may require us to make significant investments in marketing, content or new products, services or events, and these investments may not be successful. Moreover, we may introduce new content that is not popular with our consumers and advertisers, which may negatively affect our brands. To the extent our news, sports and entertainment content is not compelling to consumers, our ability to maintain a positive reputation may be adversely impacted. Our brands, credibility and reputation have been impacted from time to time, and could be damaged in the future, by incidents that erode consumer, advertiser or business partner trust or a perception that our offerings, including our journalism, programming and related content, are low quality, unreliable or fail to attract and retain audiences. The manipulation of content by bad actors, including the creation of “deep fakes” (videos created with AI to realistically impersonate persons such as journalists or political candidates), could erode audience trust by making it difficult to determine what content is real. Our brands, credibility and reputation also could be adversely impacted if our use of AI in our own products and services produces content, information, analyses or recommendations that are alleged to be deficient, inaccurate, biased, harmful, discriminatory, an intellectual property infringement, a violation of privacy rights or otherwise problematic. Additionally, litigation, governmental scrutiny and fines and significant negative claims or publicity regarding us or our operations, content, products, management, employees, practices, advertisers, business partners and culture, including individuals associated with content we create or license, impact our reputation and may damage our reputation and brands, even if meritless or untrue.
Additionally, geopolitical tensions, including as a result of geopolitical conflicts, political developments and social unease, could negatively impact the reputation of our brands. Furthermore, to the extent our marketing, cybersecurity, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to maintain a positive reputation may likewise be adversely impacted. If we are not successful in maintaining, rebranding or enhancing the image or awareness of our brands, or if our reputation is harmed for any reason, it could have a material adverse effect on our business, financial condition or results of operations.

Our business depends on the continued appeal of the content we distribute. The preferences of our viewers and distributors are difficult to forecast and subject to change.
The success of our business depends on viewer preferences and audience acceptance of the content we distribute. The factors that drive viewer engagement are often unpredictable and volatile and subject to influences that are beyond our control, such as changing consumer tastes, the quality, accessibility and appeal of competing programming, general economic conditions and competition from other entertainment activities. We may not be able to anticipate and react effectively to shifts in viewer preferences in our markets.

Changes in viewer preferences and demographics have caused, and may continue to cause, the audiences for certain of our programming and related content to decline. To the extent that MVPDs and other digital platforms package channels by genre or increase customer choice as to which networks are included in their subscription packages, ratings for our networks may decline and our business, financial condition and results of operations may be adversely affected.
In addition, a failure to anticipate or respond to viewer preferences could be especially detrimental to our business, particularly for certain portions of our business that depend on a relatively small number of programs and sporting events. For example, the success of our sports programming depends on the popularity and success of the sports franchises, leagues and teams for which we have acquired programming rights. Any decline in popularity of a sports league or failure to generate fan enthusiasm may adversely impact viewership, advertising sales and distribution fees received from MVPDs when our existing carriage deals expire. If the content we distribute does not gain the level of audience acceptance we expect, or if we are unable to maintain the popularity of such content, our bargaining position may be adversely impacted when seeking to renew our distribution agreements with MVPDs, and we may experience a decrease in the number of subscribers for our networks, causing our advertising revenue to suffer.
The commercial success of the content we distribute also depends upon the quality and acceptance of competing content available in the marketplace. Other factors, including the availability of alternative forms of entertainment and leisure time activities, piracy and our ability to develop strong brand awareness may also affect the audience demand for our content. Consequently, reduced public acceptance of our news, sports and entertainment content or negative publicity regarding individuals or operations associated with our content or brands may decrease our audience share and viewer reach and adversely affect our business, financial condition and results of operations.
The growth of our digital platforms depends on our ability to attract new customers, retain existing customers and continue to grow the revenue we derive from these businesses.
Our digital platforms generate revenue from providing services directly to consumers, selling cloud-based technology and related services and selling advertisements.
We may fail to attract new customers, retain our existing customers or increase sales to both new and existing customers due to a number of factors, including:
•reductions in our current or potential customers’ spending levels, including due to a deteriorating macroeconomic environment;
•a decline in our customers’ level of satisfaction with our websites and mobile applications or our pricing;
•changes in our relationships with third parties, including app developers, payments processors and other partners;
•our ability to innovate and continue to develop and effectively market solutions that anticipate and respond to the needs of our customers;
•our brand recognition; and
•concerns relating to actual or perceived privacy or security breaches.
Our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others.
We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our business operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement, misappropriation or other violation by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, rebrand our platforms, products or services, incur substantial monetary liability, or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our business as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our business, financial condition and results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming, costly to defend and may divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain, or continue to obtain, licenses from our vendors and other third parties on reasonable terms, or at all, our business, financial condition and results of operations could be adversely affected.

In addition, intellectual property constitutes a significant part of the value of our businesses, and our success is highly dependent on protecting the intellectual property rights of our brands and the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising in connection with our content and increases our costs due to our active enforcement of our intellectual property rights. Similarly, any infringement or dilution of our names, brands and logos may negatively affect their value and our ability to build equity in, and generate revenue from, such names, brands and logos. New names, brands and logos in particular may provide less protection than names, brands and logos with a more established track record of use in commerce.
The legal landscape for new technologies, including AI, remains uncertain, and legal developments could impact our ability to protect against unauthorized third-party use, misappropriation, reproduction or infringement or impact our ability to deploy new technologies. Our use or adoption of new and emerging technologies may also increase our exposure to intellectual property claims.
Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances that allow the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and related content through unauthorized digital platforms continues to present challenges for our businesses. For example, certain entities may stream our content illegally online without our consent and without paying us any compensation, and sporting events on our networks may be illegally transmitted. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase.
A cyber incident or attack, information or security breach, or technology disruption or failure, may negatively impact our ability to conduct our business or result in the misuse of confidential information, including personal information or other sensitive business information, all of which could adversely affect our reputation and our business, financial condition and results of operations.
Network and information systems and other technologies, including those that are related to programming delivery, network management and digital platforms, and are otherwise embedded in our products and services, are critical to our business activities. In the ordinary course of our business, there are constant attempts by unauthorized parties to cause systems-related events and security incidents and to identify and exploit vulnerabilities in security architecture and system design. These incidents include computer hacking, cyber attacks, computer viruses, worms or other destructive or disruptive software, denial of service attacks, phishing attacks, malware, ransomware, malicious social engineering, theft, misconduct, fraud and other malicious activities. Incidents can be caused inadvertently by us or our third-party vendors due to factors such as process breakdowns, human error, software or hardware failures or vulnerabilities in security architecture or system design.
Cyber threats and attacks are constantly evolving and are growing in sophistication and frequency, which increases the difficulty of detecting and successfully defending against them. For example, we expect threat actors will continue to gain sophistication by using tools and techniques, such as AI, that are specifically designed to circumvent security controls. Some cyber attacks have had, and in the future can have, cascading impacts that unfold with increasing speed across networks, information systems and other technologies across the world and create latent vulnerabilities in our and third-party vendors’ systems and other technologies. We also obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, that in many cases is provided or made available to third-party vendors who agree to protect it, which has in the past, and may in the future, become compromised through a cyber incident, attack or data breach, misappropriation, misuse, leakage, falsification or accidental release or loss of information by us or a third party. We also incorporate third-party software (including extensive open-source software), applications and data hosting and cloud-based services into many aspects of our products, services and operations, as well as rely on service providers to help us perform our business operations, all of which expose us to cyber attacks with respect to such third-party suppliers and service providers and their products and services. Due to applicable laws, regulations and contractual obligations, we may be held responsible for cybersecurity breaches or incidents experienced by such third parties in relation to the information we share with them. The occurrence of both intentional and unintentional incidents has caused, and may from time to time in the future cause, a variety of business impacts, including degradation or disruption of our products and services, theft or misuse of our intellectual property or other assets, disruption of the security of our internal systems, products, services or satellite transmission signals, power outages, the compromise or exfiltration of sensitive, personal, proprietary, confidential or technical business information and customer or vendor data and reputational impacts. In addition, despite efforts to detect unlawful intrusions, attacks can persist for an extended period of time before being detected, and following detection, it may take considerable time to understand the nature, scope, impact and timing of the incident.

While we develop and maintain systems and operate programs that seek to prevent security incidents from occurring, these efforts are costly and must be constantly monitored and updated in the face of sophisticated and rapidly evolving attempts to overcome our security measures and protections. Due to complexity and interconnectedness of our systems and those of our third-party vendors, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. The occurrence of both intentional and unintentional incidents has caused, and may from time to time in the future cause, a variety of business impacts. These include degradation or disruption of our products and services, theft or misuse of our intellectual property or other assets, disruption of the security of our internal systems, products, services or satellite transmission signals, power outages, the compromise or exfiltration of sensitive, personal, proprietary, confidential or technical business information and customer or vendor data and reputational impacts. In addition, despite efforts to detect unlawful intrusions, attacks can persist for an extended period of time before being detected, and following detection, it may take considerable time to understand the nature, scope, impact and timing of the incident. Moreover, the amount and scope of insurance we maintain against losses resulting from any of the foregoing events likely would not be sufficient to fully cover our losses or otherwise adequately compensate us for disruptions to our business that may result. Repercussions of these incidents have in the past included and may in the future include legal proceedings or significant regulatory fines, oversight and other remedial measures, including with respect to relevant consumer privacy rules, or otherwise have an adverse effect on our company. Despite our efforts, we expect that we will continue to experience such incidents in the future, and there can be no assurance that any such incident will not have an adverse effect on our reputation or our business, financial condition and results of operations.
We are subject to complex and evolving laws and regulations related to privacy and data protection.
Our businesses are subject to laws and regulations that impose various restrictions and obligations related to privacy, data protection, and the processing of individuals’ personal information. In the United States, federal privacy laws and regulations, such as those found within the Video Privacy Protection Act and Children’s Online Privacy Protection Act, restrict companies’ collection, use, disclosure and retention of personal information. State-level comprehensive privacy laws, as well as laws addressing specific categories of data, users, or online services (such as information about minors or social media platforms) also impose obligations related to the processing of personal information, and provide consumers with individual rights over their personal information, including access, deletion, portability, correction, the right to appeal, and the individual’s right to “opt in” to collection and use of certain types of “sensitive” personal information. Internationally, we are subject to the European Union’s General Data Protection Regulation and the United Kingdom’s Data Protection Act of 2018, as well as many other similar laws that apply to our businesses, which broadly regulate the processing of personal information collected from individuals in those jurisdictions. For more regarding the privacy and data protection regulation of our business, see “Item 1. Business—Regulation.”
The number and complexity of these laws and regulations continues to increase. New privacy and data protection laws and regulations continue to be introduced and interpretations of existing privacy and data protection laws and regulations, some of which may be inconsistent with one another, continue to evolve. As a result, significant uncertainty exists as to the application and scope of these laws and regulations. Compliance with these laws and regulations is costly, and such costs may increase as new laws or regulations are introduced. In addition, we may become subject to legal claims or regulatory actions, which could have an adverse effect on our reputation or our business, financial condition and results of operations.
Our network rebrands may result in customer confusion and disruption, leading to lower ratings and monetization.
In connection with the Separation, in August 2025 we announced the rebranding of MSNBC as MS NOW, which became effective in November 2025, and that Versant’s sports programming will come together under the new brand USA Sports. We will also remove the Peacock logo from our other networks, platforms and products in connection with the Separation. In addition, we entered into commercial agreements with Comcast in connection with the Separation pursuant to which Comcast granted us a license to use certain intellectual property rights owned by Comcast, and which contains limitations on how we may use the licensed intellectual property rights and will limit how long we may continue to use such brands. For example, our use of the CNBC brand is subject to a trademark license agreement with Comcast that provides an initial term of five years, which may be extended.

Any new names, brands and logos may not benefit from the same recognition and association with quality as their predecessor names, brands and logos, which may affect our ability to attract and maintain viewers who may not recognize these new names, brands and logos. As a result, we may not be successful at maintaining viewership levels as we transition to new names, brands and logos. Any loss of viewers due to such repositioning may impact the attractiveness of our networks and digital platforms to distributors and advertisers, which could in turn reduce our linear distribution revenue and our advertising revenue. We may also incur additional costs related to marketing efforts with respect to any new names, brands and logos. Moreover, new names, brands and logos may be subject to challenge by third parties under intellectual property laws. See “Item 1A. Risk Factors—Our businesses depend on using and protecting certain intellectual property rights and on not infringing, misappropriating or otherwise violating the intellectual property rights of others.” As a result, any such brand repositioning could adversely affect our business, financial condition and results of operations, and, if unsuccessful or challenged, could require further repositioning.

Weak economic conditions may have a negative impact on our businesses.
A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Downturns in global economic conditions have in the past, and may in the future, negatively affect the spending patterns of our current and potential customers, particularly advertisers whose expenditures are sensitive to general economic conditions, vendors and others with whom we do business and their ability to satisfy their obligations to us. Uncertain economic conditions, including as a result of geopolitical dynamics, changes in trade policies and foreign exchange rates, could adversely affect demand for any of our products or services and have a negative impact on our results of operations. In addition, inflationary conditions or a general increase in price levels may increase our costs of licensing and acquiring programming and related content, as well as increase our other costs of doing business, which could negatively affect our profitability. This risk may be increased by the expanded availability of free or lower cost competitive services on other content distribution platforms which could lead to pressure on our advertising revenue by reducing the number of viewers of our content.
We may from time to time record impairment charges for goodwill and intangible assets.
We have a significant amount of goodwill and intangible assets on our combined balance sheets. In accordance with GAAP, management periodically assesses these assets for impairment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 7 to the combined financial statements included elsewhere in this Annual Report on Form 10-K). The occurrence of certain events and circumstances has resulted in, and these or other new developments could result in, a downward revision in the estimated fair value of our business and intangible assets. For example, continued negative industry or economic trends, including the decline of traditional U.S. cable television viewership and related advertising revenues, changes in advertising markets and other disruptions to our business, could negatively affect our estimates of fair value. We also continually evaluate whether current factors or indicators, such as prevailing economic conditions, require the performance of an interim impairment assessment. Future changes in events or circumstances, such as downturns in global economic conditions, continued decline in consumer demand for cable television and the occurrence of other events and circumstances described elsewhere in this Annual Report on Form 10-K, could result in decreases in the fair value of our business and intangible assets and require us to record impairment losses that could materially adversely affect our results of operations in the periods recognized.

The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses.
We rely on certain key management personnel in the operation of our businesses and the loss of one or more of our key management personnel could have a negative impact on our businesses.
In addition, we depend on the abilities and expertise of on-air and creative talent. If we fail to attract or retain on-air or creative talent, if the costs to attract or retain such talent increase materially, or if these individuals cause negative publicity or lose their current appeal, our businesses could be adversely affected. In addition, many of our talent have loyal audiences. These individuals are important to audience endorsement of our programs and other content. There can be no assurance that these individuals will remain with us or retain their current audiences.
Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.
We and some of our suppliers and business partners currently retain, and may in the future retain, the services of writers, directors, on-air talent or other performers, technicians, trade employees and others involved in the development and production of our content who are covered by collective bargaining agreements. If negotiations to renew expiring collective bargaining agreements are not successful or become unproductive, the affected unions could take actions such as strikes, work slowdowns or work stoppages. Strikes, work slowdowns, work stoppages, or the possibility of such actions, could result in delays in the production of, or the release of, the content aired by our networks, higher production costs or increased costs of labor, and may in turn affect our ability to acquire content at a reasonable price or at all. If we or the producers of the content we air on our networks are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, the employees who were covered by that agreement may decide to exercise their right to strike or take other actions that could adversely affect us, which could disrupt our operations and reduce our revenue, and the resolution of any disputes may increase our costs. In addition, labor disputes in sports organizations with which we have programming rights agreements could have an adverse effect on our businesses.
We are subject to regulation by federal, state and local authorities, which impose additional costs and restrictions on our businesses.
Our businesses are subject to various federal, state and local laws and regulations. For example, the Communications Act and FTC regulations affect certain aspects of our business. Furthermore, laws and regulations that hinder or stimulate the growth of linear or digital video programming distribution could also affect our business. Our digital platforms are also subject to a variety of laws and regulations, including those relating to issues such as content regulation, privacy and data protection and consumer protection.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, any of which may significantly affect our businesses and ability to effectively compete. Applying existing laws in novel ways to new technologies, including AI, may also affect our business. In particular, the evolving and unsettled legal and regulatory frameworks governing intellectual property, privacy and data protection as they relate to AI may increase our compliance costs, limit the use of certain technologies, or constrain the pace at which we are able to innovate or respond to competitive pressures.
Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our businesses.
Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines and civil and criminal liability, and have a negative impact on our business, results of operations and financial condition. For more regarding the regulation of our business, see “Item 1. Business—Regulation.”

Unfavorable litigation or governmental investigation results could require us to pay significant amounts or lead to onerous operating procedures.
We are subject from time to time to a number of lawsuits, including claims relating to intellectual property rights (including copyrights, trademarks and patents), employment and labor matters, personal injury and property damage, negligence, customer privacy, regulatory requirements, advertising, marketing and selling practices and competition. In addition, in the ordinary course of business, we have in the past, and may in the future, face a wide variety of claims relating to defamation, disparagement, libel, free speech, the nature and substance of our content or statements made by personnel or talent. We also expend substantial resources complying with various regulatory and government standards, including any related investigations and litigation. Greater constraints on the use of arbitration to resolve certain of these disputes also could adversely affect our business. Adverse outcomes in any lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our business, results of operations or financial condition. In addition, regardless of the ultimate merit or outcome of such lawsuits, investigations or claims, these proceedings may have an adverse impact on our business as a result of legal costs, diversion of the attention of management and other personnel, harm to our reputation and other factors.
Our inability to successfully make investments in, or acquire and integrate, other businesses, assets, products or technologies could harm our business, financial condition or operating results.
Our success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may pursue strategic transactions from time to time, including, but not limited to, acquisitions, joint ventures, partnerships and strategic investments. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources and incurrence of debt and amortization expenses related to intangible assets. Any strategic transaction that we are able to identify and complete may be accompanied by a number of risks, including:
•the difficulty of assimilating the operations and personnel of acquired companies into our operations;
•the potential disruption of our ongoing business and distraction of management;
•the incurrence of additional operating losses and operating expenses of the businesses we acquired or in which we invested;
•the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;
•the failure to successfully further develop an acquired business or technology and any resulting impairment of amounts currently capitalized as intangible assets;
•the failure of strategic investments to perform as expected or to meet financial projections;
•the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;
•litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;
•the impairment or loss of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;
•the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•the difficulty of integrating operations, systems and controls as a result of cultural, regulatory, systems and operational differences;
•the performance of management of companies in which we invest but do not control;
•in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and
•the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.
Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business, financial condition and results of operations.
Spin-Related Risk Factors
We may not realize the anticipated benefits from the Separation, and the Separation could harm our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide both companies with potential opportunities and benefits, such as clear strategic direction, resource and capital allocation, enhanced operating focus, management and employee incentives and investor choice and value creation. We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:
•post-Separation activities will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;
•we may be more susceptible to economic downturns and other adverse events than if we were still a part of Comcast; and
•our business is less diversified than Comcast’s business prior to the Separation and our business also experienced a loss of scale and access to certain financial, managerial and professional resources from which we have benefited in the past.
If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, our business could be harmed.
We have no history of operating as an independent company, and our combined financial statements are not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
Our combined financial statements included in this Annual Report on Form 10-K have been derived from Comcast’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented. In particular, the combined financial statements included in this Annual Report on Form 10-K are not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:
•prior to the Separation, our business was operated by Comcast on a combined basis as part of its broader corporate organization, rather than as an independent company or distinct business unit or division, with Comcast or its affiliates providing support for various corporate functions for us;
•our combined financial results reflect the direct, indirect and allocated costs for such services historically provided by Comcast, and these costs may significantly differ from the comparable expenses we would have incurred as an independent, publicly traded company;
•prior to the Separation, our business was integrated with that of Comcast and we benefited from Comcast’s arrangements in terms of costs, employees and commercial relationships. Thus, costs we will incur as an independent company may exceed comparable costs we would have incurred as part of Comcast and some of our commercial relationships may be weakened or lost;
•we historically operated within Comcast’s corporate-wide cash management and centralized funding programs, and as an independent company our borrowing costs may significantly differ from Comcast’s borrowing costs;
•the combined financial statements may not fully reflect the costs associated with the Separation, including the costs related to being an independent public company; and
•our combined financial statements do not reflect our obligations under the various transitional and other agreements we have entered into with Comcast in connection with the Separation, and costs under such agreements may be more than what was charged to our business in the past.

Our combined financial statements included in this Annual Report on Form 10-K may not give effect to various ongoing additional costs we may incur in connection with being an independent public company. Accordingly, our combined financial statements do not reflect what our results of operations, financial condition or cash flows would have been as an independent public company and are not necessarily indicative of our future financial condition or future results of operations.
See “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.
We historically operated within Comcast, and there are risks associated with the Separation.
We historically operated within Comcast, and our current relationship with Comcast, including NBCUniversal Media, LLC (“NBCUniversal”), has changed as a result of the Separation. These and other changes could have an adverse effect on our business, financial condition and results of operations.
In connection with the Separation, we entered into a separation and distribution agreement that provides a framework for our relationship with Comcast after the Separation. However, there can be no assurance that the provisions in the separation and distribution agreement will continue to be beneficial for Versant. For example, Comcast and NBCUniversal provided guarantees for our benefit to third parties with respect to certain of our contractual obligations. As an independent company, we may not be able to obtain similar terms for new contracts, or renew existing contracts on favorable terms or at all. In addition, pursuant to the separation and distribution agreement, we are required to indemnify and reimburse Comcast and its subsidiaries for any payments made by Comcast or its subsidiaries and for any liabilities of Comcast or its subsidiaries arising out of their obligations under guarantees provided by them for our benefit to third parties with respect to certain of our contractual obligations, if such guarantees are not removed or replaced by the time of the Separation. Such payments are not subject to any cap.
Furthermore, when we renegotiate our carriage agreements with distributors, we will no longer have the ability to do so with the benefit of negotiating as part of NBCUniversal, which may result in less advantageous terms for Versant. Separately, we may lose the advantage of volume discounts with certain vendors that are enjoyed by large organizations like Comcast or NBCUniversal.
In connection with the Separation, we also entered into certain commercial arrangements with Comcast. Although these agreements are generally based on market terms that could be obtained from other providers and relate to ordinary course business functions, they are important to our ability to provide certain content to our viewers, provide certain services to our customers and generate portions of our revenue, and we may be required to expend significant resources to renew these commercial arrangements with Comcast, find alternative business partners to provide similar services in the future and/or develop capabilities so that we can perform certain of these functions internally. There can be no assurance that we will be able to do so on attractive terms or at all, which could adversely impact our business, financial condition and results of operations. We also entered into commercial agreements with Comcast in connection with the Separation pursuant to which Comcast granted us a license to use certain intellectual property rights owned by Comcast and which contain limitations on how we may use the licensed intellectual property rights and limit how long we may continue to use such brands. For example, our use of the CNBC brand will be subject to a trademark license agreement with Comcast that provides an initial term of five years, after which time we may need to reposition the related network and related platforms and products. Moreover, we are subject to certain restrictions on our businesses that will prevent us from using certain trademarks to compete with certain Comcast businesses in certain international territories for a period after the expiration of the license. See “Item 1A. Risk Factors—Our network rebrands may result in customer confusion and disruption, leading to lower ratings and monetization.”
In addition, Comcast will continue to provide certain services to us on a transitional basis that were previously provided by Comcast to us when we were part of Comcast. Comcast may not successfully execute its obligations to us under these arrangements, and any interruption in the functions or services that will be provided to us by Comcast could have an adverse effect on our business, financial condition and results of operations. Comcast may also allege that we have failed to perform our obligations to Comcast under these arrangements, which may subject us to claims and liability.
We have and will incur significant costs to create the infrastructure necessary to operate as an independent public company and may experience operational disruptions in connection with the Separation.
Prior to the Separation, Comcast performed all or part of certain corporate functions for us, including information technology, shared services, insurance, logistics, human resources, public company reporting, finance and internal audit functions. Following the Separation, pursuant to the transition services agreement, Comcast will continue to provide some of these services to us on a transitional basis, generally for a period of up to two years. Comcast may not successfully execute all of these functions during the transition period or we may have to expend significant efforts or incur costs materially in excess of those estimated to be paid to Comcast under the transition services agreement in the event of any such failure. Any interruption in these services could have an adverse effect on our business, financial condition and results of operations.

In addition, by the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our combined financial statements that were incurred as a business segment of Comcast. We began incurring costs in the second quarter of 2025 to establish the necessary infrastructure and create the systems and services to replace many of the systems and services that Comcast currently provides to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, and we may incur additional costs in connection with, or following, the implementation of these systems and services. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations and financial condition.
Moreover, we have made, and may continue to make, substantial capital investments to establish independent physical infrastructure following the Separation. For example, we have made significant investments to develop our own offices and production sites. These efforts to build the infrastructure necessary to operate independently have been, and could continue to be, costly and complex. There can be no assurance that we will be successful in implementing our own systems or in securing new facilities and services without experiencing delays or unexpected cost overruns. If we are unable to operate our business efficiently or cost-effectively, our profitability may be adversely affected.
Furthermore, we may experience certain operational disruptions in connection with the Separation as we transition to operating as an independent public company, including information technology disruptions as certain data, software, information technology hardware and other information technology assets and systems are transitioned or re-allocated between us and Comcast pursuant to the separation and distribution agreement and the transition services agreement. Additionally, we may experience operational disruptions as we implement new systems or upgrades in connection with the Separation and also with such transition upon the expiration of the transition period under the transition services agreement. In addition, the efforts related to the separation of the information technology environment will require significant resources that could impact our ability to keep pace with ongoing advancement of information technology needs of the business. Our ability to effectively manage and operate our business depends significantly on information technology systems, and any failure, disruption, interruption, malfunction or other issue with respect to such systems could have an adverse effect on our business, financial condition and results of operations.
The obligations associated with being a public company will require significant resources and management attention.
We are directly subject to reporting and other obligations under the Exchange Act and the rules of Nasdaq. As an independent public company, we are required to, among other things:
•prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;
•have our own Board of Directors and committees thereof, which comply with federal securities laws and rules and stock exchange rules;
•institute our own financial reporting and disclosure compliance functions;
•establish investor relations and treasury functions;
•establish internal policies, including those relating to trading in our securities and disclosure controls and procedures; and
•comply with the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board and Nasdaq.
These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we expect to face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a segment of Comcast. Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we became subject to following the Separation. To comply with these requirements, we duplicated information technology infrastructure, implemented additional financial and management controls, reporting systems and procedures and hired additional accounting, finance, tax, treasury and information technology staff. Our investment in compliance with existing and evolving regulatory requirements has, and may continue to result in, increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are unable to do this in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our securities.
In accordance with Section 404 of the Sarbanes-Oxley Act, our management will be required to conduct an annual assessment of the effectiveness of our internal control over financial reporting and include a report on these internal controls in the annual reports we will file with the SEC beginning with the Annual Report on Form 10-K for the year ended December 31, 2026. Similarly, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls until our Annual Report on Form 10-K for the year ended December 31, 2026. Leading up to it and when required, this process will require significant documentation of policies, procedures and systems, review of that documentation by our internal auditing and accounting staff and our outside independent registered public accounting firm, and testing of our internal controls over financial reporting by our internal auditing and accounting staff and our outside independent registered public accounting firm. This process will involve considerable time and attention, may strain our internal resources, and will increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If management or our independent registered public accounting firm determines that our internal control over financial reporting is not effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources. In addition, if our controls are not effective, our ability to accurately and timely report our financial position could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our combined financial statements, a decline in our stock price, or suspension or delisting of our Class A common stock from Nasdaq, and could have a material adverse effect on our business, financial condition, prospects and results of operations.
In connection with the Separation, Comcast agreed to indemnify us for certain liabilities, and we agreed to indemnify Comcast for certain liabilities. If we are required to act under these indemnities to Comcast, we may need to divert cash to meet those obligations, which could adversely affect our financial results. Moreover, the Comcast indemnity may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility.
Pursuant to the separation and distribution agreement and other agreements with Comcast, Comcast has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Comcast for certain liabilities. Payments that we may be required to provide under indemnities and reimbursements to Comcast are not subject to any cap, may be significant and could negatively affect our business, particularly under indemnities relating to our actions that could affect the tax-free nature of the Separation. Third parties could also seek to hold us responsible for the liabilities that Comcast has agreed to retain, and under certain circumstances, we may be subject to continuing contingent liabilities of Comcast following the Separation that arise relating to the operations of the our business during the time that it was a business segment of Comcast prior to the Separation, such as certain tax liabilities which relate to periods during which taxes of our business were reported as a part of Comcast; certain liabilities retained by Comcast which relate to contracts or other obligations entered into jointly by our business and Comcast’s retained business; certain environmental liabilities related to sites at which both Comcast and our business operated; and certain liabilities arising from third-party claims in respect of contracts in which both Comcast and our business supply goods or provide services.
Comcast has agreed to indemnify us for such contingent liabilities. While we have no reason to expect that Comcast will not be able to support its indemnification obligations to us, we can provide no assurance that Comcast will be able to fully satisfy its indemnification obligations or that such indemnity obligations will be sufficient to cover our liabilities for matters which Comcast has agreed to retain, including such contingent liabilities. Moreover, even if we ultimately succeed in recovering from Comcast any amounts for which we are indemnified, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, results of operations and financial condition.
In connection with the Separation, we incurred substantial indebtedness, which could restrict our business and adversely impact our cash flows, business, financial condition and results of operations.
In connection with the Separation, on October 3, 2025, we entered into a credit agreement with respect to (i) a loan of $1.0 billion due January 2031 (the “Term Loan A”) and (ii) a revolving credit facility of $750 million due January 2031 (the “Revolving Credit Facility”) and on October 29, 2025, we entered into an indenture pursuant to which we issued $1.0 billion aggregate principal amount of 7.250% senior secured notes due 2031 (the “Senior Notes”). On January 2, 2026, we entered into a separate credit agreement providing for a term loan of $1.0 billion with a five-year term to maturity (the “Term Loan B ” and together with Term Loan A, the “Term Loans”). We used a portion of the proceeds of such indebtedness to make a cash payment of approximately $2.25 billion to Comcast as consideration for assets that were contributed to us in connection with the Separation, with the remainder being used for general corporate purposes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This level of debt could have significant consequences on our future operations, including:

•resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in such debt agreements, which could result in all of our debt becoming immediately due and payable;
•reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes and limiting our ability to obtain additional financing for these purposes;
•limiting our flexibility in planning for, or reacting to and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations. We may also incur substantial additional indebtedness in the future.
In addition, we may be unable to service or refinance our debt or maintain compliance with restrictive covenants in our debt instruments. Our cash flow from operations will provide the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt. If we fail to comply with any covenant in the future, including any financial covenant, it could result in an event of default and make the entire debt incurred thereunder immediately due and payable or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our shareholders’ interests.
In addition, the terms of the indebtedness we have incurred include, and any future indenture or credit agreements that we may enter into may include, restrictive covenants that, subject to certain exceptions and qualifications, restrict or limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends, make certain investments, sell certain assets and enter into certain strategic transactions, including mergers and acquisitions. These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. The Separation may increase the overall cost of debt funding and decrease the overall debt capacity and commercial credit available to us.
We potentially could have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Comcast.
The agreements we entered into with Comcast in connection with the Separation were negotiated while we were still part of Comcast’s business. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent Board of Directors or a management team independent of Comcast. The terms of the agreements negotiated in the context of the Separation relate to, among other things, the allocation of assets, intellectual property, liabilities, rights and other obligations between Comcast and us, and arm’s-length negotiations between Comcast and an unaffiliated third-party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third-party.
If the Separation, together with certain related transactions, do not qualify as transactions that are tax-free for U.S. federal income tax purposes or non-U.S. tax purposes, Comcast and/or holders of Comcast common stock could be subject to significant tax liability.
It is intended that the Separation, together with certain related transactions, will qualify as a “reorganization” within the meaning of Section 368(a)(1)(D) of the Code and a distribution to which Section 355 of the Code applies, and the distribution by Comcast of the proceeds from the $2.25 billion special cash payment made by Versant in connection with the Separation, will qualify as money distributed to Comcast creditors or shareholders in connection with the reorganization for purposes of Section 361(b) of the Code. We received the opinion of Davis Polk & Wardwell LLP to the effect that such transactions will qualify for this intended tax treatment. In addition, it is intended that the Transactions generally will qualify as transactions that are tax-free for U.S. federal income tax and applicable non-U.S. tax purposes. The opinion relied on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such representations, assumptions and undertakings were incorrect. Notwithstanding the opinion, the IRS could determine that the Separation should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings that were relied on for the opinion are false or have been violated, if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of significant changes in the stock ownership of Comcast or us after the Separation.
If the Separation, together with certain related transactions, fail to qualify for the intended tax treatment, for any reason, Comcast and/or holders of Comcast common stock could be subject to substantial U.S. and/or applicable non-U.S. taxes as a result of the Separation, and we could incur significant liabilities under applicable law or as a result of the tax matters agreement.

If the Separation is taxable to Comcast as a result of a breach by us of any covenant or representation made by us in the tax matters agreement, we generally will be required to indemnify Comcast and the obligation to make payments on this indemnification obligation could have a material adverse effect on us.
As described above, it is intended that the Separation, together with certain related transactions, will qualify as tax-free transactions to Comcast and to holders of Comcast common stock, except with respect to any cash received in lieu of fractional shares of common stock, and that the transactions generally will qualify as tax-free transactions. If the Separation and/or any of the related transactions are not so treated or are taxable to Comcast due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the tax matters agreement, we generally will be required to indemnify Comcast for all tax-related losses suffered by Comcast. In addition, we will not control the resolution of any tax contest relating to taxes suffered by Comcast in connection with the Separation, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the tax matters agreement. In the event that Comcast suffers tax-related losses in connection with the Separation that must be indemnified by us under the tax matters agreement, the indemnification liability could have a material adverse effect on us.
We are subject to significant restrictions on our actions following the Separation in order to avoid triggering significant tax-related liabilities.
The tax matters agreement generally prohibits us from taking certain actions that could cause the Separation and certain related transactions to fail to qualify as tax-free transactions, including:
•during the two-year period following January 2, 2026 (the “Separation Date”) (or otherwise pursuant to a “plan” within the meaning of Section 355(e) of the Code), we may not cause or permit certain business combinations or transactions to occur;
•during the two-year period following the Separation Date, we may not discontinue the active conduct of our business (within the meaning of Section 355(b)(2) of the Code);
•during the two-year period following the Separation Date, we may not sell or otherwise issue our common stock, other than pursuant to issuances that satisfy certain regulatory safe harbors set forth in Treasury regulations related to stock issued to employees and retirement plans;
•during the two-year period following the Separation Date, we may not redeem or otherwise acquire any of our common stock, other than pursuant to open-market repurchases of less than 20% of our common stock (in the aggregate);
•during the two-year period following the Separation Date, we may not amend our certificate of incorporation (or other organizational documents) or take any other action, whether through a shareholder vote or otherwise, affecting the voting rights of our common stock; and
•more generally, we may not take any action that could reasonably be expected to cause certain steps of the Separation to fail to qualify as tax-free transactions for U.S. federal income tax purposes or for non-U.S. tax purposes.
Under the tax matters agreement, we may take an action described above if, prior to taking such action, we obtain an IRS letter ruling or an acceptable opinion of tax counsel, upon which Comcast may rely, to the effect that taking such action will not affect the intended tax-free treatment of the Separation and certain related transactions. Even if we obtain such a ruling or opinion, and if we take any of the actions above and such actions result in tax-related losses to Comcast, we generally will be required to indemnify Comcast for such tax-related losses under the Tax Matters Agreement. Due to these restrictions and indemnification obligations under the tax matters agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligation to Comcast might discourage, delay or prevent a change of control that our shareholders may consider favorable.
Common Stock Risk Factors
The price and trading volume of our Class A common stock may be volatile, and our shareholders could lose all or part of their investment in the Company.
A “when issued” trading market for our Class A common stock began on Nasdaq on December 15, 2025, and on January 5, 2026, our Class A common stock began “regular way” trading on Nasdaq under the ticker symbol “VSNT.” Prior to this, there was no trading market for shares of our Class A common stock. An active trading market may not develop or be sustained for our Class A common stock, and we cannot predict the prices at which our Class A common stock will trade in the future. The market price of our Class A common stock has, and could continue to, fluctuate significantly due to a number of factors, many of which are beyond our control, including:

•fluctuations in our quarterly or annual earnings results or those of other companies in our industry;
•failures of our operating results to meet the estimates of securities analysts or the expectations of our shareholders, or changes by securities analysts in their estimates of our future earnings;
•announcements by us or our customers, suppliers or competitors;
•changes in market valuations or earnings of other companies in our industry;
•changes in laws or regulations which adversely affect our industry or us;
•general economic, industry and stock market conditions;
•future significant sales of our Class A common stock by our shareholders or the perception in the market of such sales, including, for instance, if index funds holding shares of Comcast Class A common stock pre-Separation would be required to sell the shares of our Class A common stock they received in the Separation because our Class A common stock may not be included in the Standard & Poor’s 500 Index or other stock indices;
•future issuances of our Class A common stock by us; and
•the other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have in some cases instituted securities class action litigation against the Company that issued the stock. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.
The trading market for our Class A common stock may also be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Provisions in our articles of incorporation and bylaws and certain provisions of Pennsylvania law could delay or prevent a change in control of Versant.
The existence of certain provisions of our articles of incorporation and bylaws and Pennsylvania law could discourage, delay or prevent a change in control of Versant that a shareholder may consider favorable. These include provisions:
•providing the right to our Board of Directors to issue one or more classes or series of preferred stock without shareholder approval;
•authorizing a large number of shares of stock that are not yet issued, which would allow our Board of Directors to issue shares to persons friendly to current management, thereby protecting the continuity of our management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us;
•providing for a dual class common stock structure in which holders of shares of our Class B common stock will have substantial voting rights and separate approval rights over several potentially significant transactions;
•prohibiting shareholders from taking action by written consent; and
•establishing advance notice and other requirements for nominations of candidates for election to our Board of Directors or for proposing matters that can be acted on by shareholders at the annual shareholder meetings.
We believe these provisions will protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our and our shareholders’ best interests.

Your percentage ownership in Versant may be diluted in the future.
In the future, your percentage ownership in Versant may be diluted because of equity issuances for acquisitions, strategic investments, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers, employees and other service providers. Our Compensation Committee granted additional equity awards to our employees after the Separation. These awards would have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A common stock. From time to time, we may issue additional equity awards to our employees or independent contractors under our employee compensation and benefit plans.
In addition, our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, powers, preferences and relative, participating, optional and other rights, and such qualifications, limitations or restrictions as our Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our Class A common stock. For example, we could grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or dividend, distribution or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the Class A common stock.
Our common stock is and will be subordinate to all of our existing and future indebtedness and any preferred stock, and effectively subordinated to all indebtedness and preferred equity claims against our subsidiaries.
Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, holders of our common stock may become subject to the prior dividend and liquidation rights of holders of any class or series of preferred stock that our Board of Directors may designate and issue without any action on the part of the holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors and preferred shareholders.
We cannot assure you that our Board will declare dividends or that we will purchase our common stock pursuant to our share repurchase program in the foreseeable future.
The declaration and amount of any dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, cash flows, capital requirements of our business, covenants associated with our debt obligations, legal requirements, regulatory constraints, industry practice and any other factors the Board of Directors deems relevant. We may incur expenses or liabilities or be subject to other circumstances in the future that reduce or eliminate the amount of cash that we have available for distribution as dividends, including as a result of the risks described herein. Furthermore, although our Board of Directors has authorized a share repurchase program to repurchase of up to $1 billion of our Class A common stock, the timing, manner, price and amount of any common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. We are not obligated to make any purchases under the program, and we may discontinue it at any time.
Our Class B common stock has substantial voting rights and separate approval rights over certain potentially material transactions, and Brian L. Roberts, the Chairman and CEO of Comcast, has considerable influence over Versant through his beneficial ownership of our Class B common stock.
Our Class B common stock has a non-dilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This non-dilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 377,775, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A common stock do not decrease the non-dilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or bylaws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, the Chairman and CEO of Comcast, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over Versant and the potential ability to transfer effective control by selling the Class B common stock, which could be at a premium. Mr. Roberts also owns all of the outstanding shares of Comcast Class B common stock and has considerable influence over Comcast. As a result, his interests could in certain cases conflict with ours and those of our other shareholders.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company maintains a comprehensive cybersecurity program that is designed to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of data, networks, and technology assets across Versant.

Governance

Board of Directors

Our Board oversees the Company’s enterprise risk management process, including the management and oversight of risks arising from cybersecurity threats. As part of the governance structure adopted in connection with the Separation, the Board has delegated to our Audit Committee oversight of our policies, practices, assessments and mitigation with respect to cybersecurity. The Audit Committee is tasked with regularly reviewing the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. The Board and Audit Committee will receive reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including the Chief Information Security Officer (“CISO”) and our Chief Privacy Officer (“CPO”), which may address topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, cybersecurity incidents, and other cybersecurity considerations. The Audit Committee will report to the full Board on its discussions with the management team.

Management

Day-to-day management of our cybersecurity strategy and operations is the responsibility of our CISO, who has over 15 years of experience in cybersecurity, risk management, and technology, including experience in broadcast media and production, and holds numerous industry certifications.

Our CISO’s experience and leadership is supplemented by the collective experience and expertise of our dedicated internal team of cybersecurity personnel. The CISO maintains three direct Vice President reports who oversee cyber defense operations; governance, risk, and compliance; and identity and security services. The team is further supported by a number of information security professionals, each of whom is responsible for coordinating the implementation, monitoring, training, and maintenance of cybersecurity and data protection practices across the Company. Our CISO and the cybersecurity team work closely and frequently with our CPO and Legal team to oversee compliance with legal, regulatory and contractual cybersecurity requirements.

Our CISO reports to our Chief Information Officer (“CIO”), who ultimately reports to our President of Operations and Technology (“O&T”), and our Chief Financial Officer and Chief Operating Officer (“CFO and COO”), and is in regular communication with senior management regarding cybersecurity matters and risk management and provides routine updates to the Company’s senior leaders, including our Chief Executive Officer, CFO and COO, CIO, the President of O&T, and General Counsel. As part of the Company’s incident response process, cybersecurity risk events of a certain criteria are communicated to certain individuals within the Company’s senior management, and under certain circumstances, where applicable and relevant, the Audit Committee. The Company has developed a practice of testing the effectiveness of its incidence response plan and assessing its response capabilities by conducting tabletop exercises involving detailed topical cybersecurity scenarios. The Company also has processes in place that are designed to facilitate that decisions regarding public disclosure and reporting of cybersecurity incidents can be made in a timely manner.

Risk Management and Strategy

Our cybersecurity program, the framework for how we assess, identify and manage risks from information security and cybersecurity threats, incorporates and is designed in alignment with industry standards, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the International Organization for Standardization 27001 framework.

Our program employs a layered defense-in-depth system, which includes the use of automated tools, managed by the cybersecurity team, to assess and protect the security of our enterprise-wide systems, our intellectual property, confidential information, and the data of our customers, partners and employees. Our layered approach includes fortifying our network perimeter through intrusion detection and prevention systems; securing individual devices with antivirus solutions, endpoint detection, and multifactor authentication; implementing network security measures and patch management; and ensuring the resilience of applications. We regularly monitor our technological environment, including through penetration and vulnerability scans, and security assessments. Our policy is to conduct regular employee trainings on cybersecurity, including tabletop exercises. In addition to our internal cybersecurity capabilities, we also at times engage consultants or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

The Company also employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider, or customer. Where appropriate based on the data and intellectual property to which these providers are reasonably expected to have access, we conduct security assessments and due diligence reviews of third-party systems for compliance with our security standards, and we include data protection language in our agreements with such third parties.

We have adopted a cybersecurity Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP aligns to industry standards and sets out a coordinated approach focused on preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all Company personnel (including vendors and partners) that perform functions or services, and to all devices and network services that are owned or managed by the Company.

Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Despite ongoing efforts to continued improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, operational impact, legal actions, and statutory penalties, among other consequences. Based on the information available as of the date of this Annual Report on Form 10-K, we believe that since the Separation, risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so.

While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which should be read in conjunction with the foregoing information.
Item 2. Properties
We are headquartered in New York City, New York and lease our headquarters. Additionally, we own our key operational hub located in Englewood Cliffs, New Jersey. We also lease additional offices, studios, production facilities, among others, in numerous locations in the United States and around the world.
Item 3. Legal Proceedings
See Note 10 to the combined financial statements included in this Annual Report on Form 10-K for a discussion of legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
A “when issued” trading market for our Class A common stock began on Nasdaq on December 15, 2025. On January 5, 2026, our Class A common stock began trading on Nasdaq under the ticker symbol “VSNT.” Our Class B common stock is not listed on any stock exchange. Prior to December 15, 2025, there was no public market for our common stock.
Holders of Record
As of February 20, 2026, there were 213,654 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of beneficial owners of our Class A common stock is substantially greater than the number of record holders because many shares are held through brokers, banks and other nominees.
Holders of Class A common stock in the aggregate hold 66 2/3% of the combined voting power of our common stock. The number of votes that each share of Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding, with each share of Class B common stock having 15 votes per share. The Class B common stock represents 33 1/3% of the combined voting power of our common stock, which percentage is generally non-dilutable under the terms of our articles of incorporation. Mr. Brian L. Roberts beneficially owns all outstanding shares of Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.
Dividends
We have never declared or paid any cash dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our operating results, financial condition, capital requirements, general business conditions, and any contractual restrictions on the payment of dividends under existing or future indebtedness.
Recent Sales of Unregistered Securities.
There were no recent sales of unregistered securities.
Issuer Purchases of Equity Securities.
The Company did not repurchase any shares of Company common stock during the three-month period ended December 31, 2025.
On March 3, 2026, the Board of Directors authorized a share repurchase program (the “2026 Share Repurchase Program”) under which the Company may purchase up to $1 billion of its outstanding shares of Class A common stock. Under the 2026 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other non-discretionary trading plans. The timing, manner, price and amount of any common share repurchases under the 2026 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.
Stock Performance Graph
Not applicable.
Item 6. [Reserved]
[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. For more information about our company’s operations, see “Item 1. Business”. The following discussion and analysis includes forward-looking statements. These forward-looking statements are based on our current expectations and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed elsewhere in this Annual Report on Form 10-K, particularly in “Note About Forward Looking Statements” and “Item 1A. Risk Factors.”
Overview
We are a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf and athletics participation and sports and genre entertainment. We serve these markets primarily through a strong portfolio of brands comprised of renowned networks and complementary digital platforms.
The following is a summary of our financial performance, which is presented on a combined basis as part of Comcast and does not reflect our expected cost structure in periods following the Separation:
•Revenue of $6.69 billion and $7.06 billion for 2025 and 2024, respectively;
•Net income attributable to Versant of $930 million and $1.36 billion for 2025 and 2024, respectively;
•Adjusted EBITDA of $2.42 billion and $2.80 billion for 2025 and 2024, respectively. Adjusted EBITDA is a financial measure not defined by generally accepted accounting principles in the United States (“GAAP”). See “Non-GAAP Financial Measures” below for additional information, including our definition and use of Adjusted EBITDA and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
•Cash flows from operations of $2.0 billion and $2.21 billion for 2025 and 2024, respectively.
Recent Events and Factors Affecting Results of Operations and Comparability
Transition to Standalone Company
On January 2, 2026, the Separation of Versant from Comcast was completed through the distribution of 100% of the shares of Versant Class A common stock and Versant Class B common stock (together, the “common stock”) to holders of Comcast Class A common stock and Comcast Class B common stock as of the close of business on the record date of December 16, 2025. In connection with the Separation, Comcast’s shareholders of record received one share of Versant Class A common stock or Class B common stock for every 25 shares of Comcast Class A common stock or Comcast Class B common stock, respectively, held as of the record date. Immediately after the separation, holders of Comcast’s common stock prior to the distribution owned 100% of our issued and outstanding shares. On January 5, 2026, Versant’s Class A common stock began trading on Nasdaq under the ticker symbol “VSNT”.
Upon our Separation, we became subject to the requirements of federal and state securities laws and Nasdaq stock exchange requirements. We have begun to establish additional procedures and practices as a standalone company and have started to, and will continue to, incur additional expenditures in connection with our transition to a standalone company, including employee-related costs, costs to establish certain standalone functions and information technology systems, and other transaction-related costs. In addition, we have incurred, and will continue to incur, incremental costs related to operating as a public company, such as external reporting, internal audit, treasury, investor relations, board of directors, and stock administration, and expanding the services of existing functions such as information technology, finance, supply chain, human resources, legal, tax, facilities and insurance.

In connection with our Separation, we incurred approximately $3.0 billion of total debt, as further described in Note 8 to the combined financial statements and the “Liquidity” discussion below. Proceeds from the offering of our Senior Notes, together with a portion of the net proceeds of the borrowings under the Term Loans, were used to fund a special cash payment to Comcast of $2.25 billion and pay fees and expenses related to the financing transactions.
Held for Sale
In December 2025, we initiated a process to sell our SportsEngine business and the related assets and liabilities are classified as held for sale in our combined balance sheet as of December 31, 2025.
Basis of Presentation
For the periods presented in the combined financial statements included in this report, the Versant businesses were operated as part of Comcast. The combined financial statements have been derived from Comcast’s historical accounting records as if Versant operations had been conducted independently from Comcast, and reflect the assets, liabilities, revenues and expenses of the Company on a historical cost basis. The combined financial statements were prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC, which required allocations and other carve-out methodologies, using assumptions that management believes are reasonable. Accordingly, the combined financial statements herein for periods prior to the Separation may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us, and may not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during the historical periods presented. See Note 1 to our combined financial statement for additional information.
Key Factors Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:
•Consumer Demand for Cable Television. The amount of revenue we earn from MVPD distribution has declined in recent years, primarily reflecting ongoing declines in MVPD subscriber levels due to evolving consumer preferences for consuming video content, and is expected to continue to decline in the future. As a result of these trends, we expect that our future success will depend on, among other things, our ability to compete with alternative content distribution platforms, our success in reaching new audiences by extending our content offerings through new distribution outlets, and our continued ability to distribute our networks on MVPDs.
•Advertising. We derive significant revenue from selling advertising on our networks, and have experienced in recent years, and expect to continue to experience, declines in advertising revenue caused by shifts in advertiser priorities primarily due to increased competition for the leisure time of viewers, increased audience fragmentation and increased use of streaming and digital platforms (all of which we expect will continue in the foreseeable future), as well as by cyclical factors, such as election cycles and the timing of major sporting events, the availability of advertising-blocking technologies and macroeconomic conditions. In addition, lower audience ratings and reduced viewership, which our networks have experienced, and likely will continue to experience, affect pricing and the willingness of advertisers to purchase advertising.
•Growth of Digital Platforms. Our digital platforms generate revenue from selling advertising, providing services directly to consumers and selling cloud-based technology and related services. The growth of digital platforms continues to be shaped by evolving consumer behavior and broader macroeconomic conditions, including changes in consumer spending patterns, concerns about data privacy and evolving preferences for digital engagement through websites and mobile applications. Our revenue from our digital platforms has grown in recent years, and we expect that it will continue to grow as we invest in this growing portion of our business.

•Competition for Programming. The market for programming has been, and we expect will continue to be, very competitive. In recent years, sports programming in particular has become significantly more competitive and expensive. We expect to continue to devote significant resources to acquire sports programming in the future, and our ability to continue to provide compelling content will be vital to our success.
•Impact of Macroeconomic Conditions. A substantial portion of our revenue is impacted by consumer spending patterns, which are affected by prevailing economic conditions. Downturns in global economic conditions have in the past, and may in the future, negatively affect the spending patterns of consumers and, as a result, our current and potential customers, advertisers, vendors and others with whom we do business.
•Brand Value and Reputation. Our brand image, awareness and reputation strengthen our relationship with our audiences and can be important drivers of consumer and advertiser engagement. We are establishing the Versant brand as a standalone public company and elevated public scrutiny, geopolitical tensions and rapid consumer reaction have heightened reputational concerns.
•Public Company Costs. As a result of the Separation and costs associated with running an independent, publicly traded company, we have incurred and expect to continue to incur expenditures that are higher than historical allocations that were allocated pro rata based on revenue, which may have an impact on our profitability and operating cash flows.
We evaluate these and other factors as we develop and execute our strategies. For more information on the risk factors affecting our business, see “Item 1A. Risk Factors.”

Operating Results

	Year ended December 31,			Change
	2025	2024	2023	2024 to 2025	2023 to 2024
	(in millions)
Revenue	$6,688	$7,062	$7,445	(5.3)%	(5.1)%
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)	2,937	3,064	3,154	(4.2)	(2.8)
Selling, general and administrative	1,469	1,167	1,231	25.9	(5.1)
Depreciation and amortization	1,010	989	991	2.2	(0.2)
Total costs and expenses	5,416	5,220	5,375	3.7	(2.9)
Operating income	1,272	1,841	2,069	(30.9)	(11.0)
Interest expense	(13)	—	—	NM	NM
Investment and other income (loss), net	(31)	1	—	NM	NM
Income before income taxes	1,228	1,843	2,069	(33.4)	(11.0)
Income tax expense	(297)	(478)	(530)	(37.9)	(9.8)
Net income	931	1,365	1,540	(31.8)	(11.4)
Less: Net income attributable to noncontrolling interests	1	2	—	(44.1)	NM
Net income attributable to Versant	$930	$1,363	$1,539	(31.8)	(11.4)

Adjusted EBITDA(a)	$2,425	$2,837	$3,060	(14.5)	(7.3)
Percentage changes that are considered not meaningful are denoted with NM.
(a) Adjusted EBITDA is a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
Revenue

	Year ended December 31,			Change
	2025	2024	2023	2024 to 2025	2023 to 2024
	(in millions)
Revenue
Linear distribution	$4,092	$4,325	$4,632	(5.4)%	(6.6)%
Advertising	1,577	1,731	1,865	(8.9)	(7.2)
Platforms	826	795	734	3.9	8.3
Content licensing and other	193	211	213	(8.5)%	(1.0)
Total revenue	$6,688	$7,062	$7,445	(5.3)%	(5.1)%
Linear distribution revenue primarily consists of revenue generated from the distribution of our television networks to traditional MVPDs, who offer video services over cable, fiber and satellite transmission, and virtual MVPDs, who offer video services through digital streaming. Our revenue from distribution agreements is generally based on the number of subscribers receiving our television networks through the provider and a per subscriber fee.
Linear distribution revenue decreased in 2025 and 2024, primarily due to declines in the number of subscribers of 8% in each of these periods, respectively, partially offset by contractual rate increases.
We expect to experience continued declines in the number of subscribers and linear distribution revenue, as further discussed in “Key Factors Affecting Our Business.”

Advertising revenue consists of revenue generated from sales of advertising on our networks and digital platforms. The price charged for each advertising unit on our networks is generally based on audience ratings, the value of our audiences to advertisers, the quality of our programming and brand building capabilities, any viewer targeting and addressability capabilities and the number of advertising units we can place in our networks’ programming schedules. Advertising revenue is also generated based on website page or application visits.
Advertising revenue decreased in 2025 and 2024, as compared to the corresponding prior year periods, primarily due to decreases at our networks as a result of ratings declines of 17% and 8%, respectively. Ratings for the year ended December 31, 2025 continued to be negatively impacted by trends in linear advertising, and experienced further declines following the presidential inauguration, which was partially offset by higher digital advertising revenue.
We expect to experience continued ratings declines at our networks and continued shifts toward digital advertising in future periods, and these trends are further discussed in “—Key Factors Affecting Our Business.”
Platforms revenue primarily consists of revenue generated from services provided through our digital platforms. The GolfNow, Fandango and SportsEngine platforms facilitate consumer transactions with golf courses, movie cinemas and studios, and youth sports leagues, respectively. Our GolfNow, Fandango and SportsEngine offerings also include cloud-based technology solutions and related services to golf courses, movie cinemas and youth sports organizations, respectively. We also offer subscription services, including CNBC’s branded offerings, which provide live and on-demand personal finance programming, and GolfPass, which offers instructional videos and other golf-related content. Our revenue related to these platforms is generally transaction-based, and depending on the service, generally consists of an agreed share based on the value of underlying transactions, transaction-based fees paid by the consumer or fixed amounts for individual transactions or services provided. We have generally concluded that we are the agent for the underlying transactions being executed through our platforms, and we therefore do not recognize revenue for each tee time booked, movie ticket sold, television or movie title rented or purchased, or sports registration.
Platforms revenue increased in 2025 and 2024, primarily due to increased transactional volumes related to services provided to golf courses, including an increased number of courses using our on-site payment facilitation services. The increase in platform revenue for the year ended December 31, 2025 was partially offset by decreases in revenue related to movie ticket purchases through our platform resulting from underlying box office performance.
Content licensing and other revenue consists of revenue generated from licensing our owned content to third parties, including television networks, streaming services and other platforms, licensing audio feeds of our programming and original podcasts to digital platforms and other products and services.
Content licensing and other revenue decreased in 2025, primarily due to timing of content licensing agreements.
Costs and Expenses
Costs of Revenue

	Year ended December 31,			Change
	2025	2024	2023	2024 to 2025	2023 to 2024
	(in millions)
Costs of Revenue
Programming and production	$2,446	$2,606	$2,724	(6.1)%	(4.3)%
Other	491	458	430	7.1	6.5
Total costs of revenue	$2,937	$3,064	$3,154	(4.2)%	2.8%
Programming and production costs primarily consist of the amortization of licensed and owned content, including sports rights, direct production costs, production overhead and on-air talent costs.

Programming and production costs decreased in 2025, primarily due to lower costs associated with sports programming resulting from a reduced number of NASCAR events in the period pursuant to the terms of the current rights agreement commencing with the 2025 season, as well as the timing of other events. Programming and production costs in 2025 reflected lower reductions of programming and production costs of $48 million related to production tax incentives.
Programming and production costs decreased in 2024, primarily due to a production tax incentive recognized in 2024 and resulting in a benefit of $58 million (see Note 4 to the combined financial statements), as well as lower costs associated with sports programming driven by the timing of events, and lower costs associated with entertainment content. Programming and production costs are our most significant costs of revenue and are further discussed in “Key Factors Affecting Our Business” above.
Other costs of revenue primarily include direct costs associated with transactions supported by our platforms, such as fees for data related to transactions available to consumers and payment processing fees, and other platform and customer support costs.
Other costs of revenue increased in 2025 and 2024, primarily due to higher transactional volumes related to our digital platforms.
Selling, General and Administrative Expense
Selling, general and administrative expense primarily consists of salaries, employee benefits, rent and other overhead expenses, including allocations of costs from Comcast related to shared functions and infrastructure.
Selling, general and administrative expense increased in 2025, primarily due to transaction and transaction-related costs associated with the Separation, which totaled $142 million, as well as an increase in the overall costs as we continued to build out functions in preparation for becoming a standalone public company, and partially reflecting lower allocated costs in the prior year period due to the inclusion of the incremental revenues generated by NBCUniversal’s broadcast of the Paris Olympics in the cost allocation methodology. Transaction costs are incremental costs directly related to effectuating the Separation and primarily include legal, audit and advisory fees. Transaction-related costs are incremental costs incurred in anticipation of the Separation and primarily include IT separation and implementation costs, advisory fees and other one-time costs.
Selling, general and administrative expense decreased in 2024, primarily due to a decrease in allocated costs from Comcast. As discussed in “—Key Factors Affecting Our Business” and Note 11 to the combined financial statements, these costs were generally allocated on a pro rata basis using a measure based on revenue applied to the relevant pool of costs and may not be representative of our operating costs as a standalone company following the Separation.
Depreciation and Amortization Expense
Depreciation and amortization expense includes amortization of certain acquisition-related intangible assets, which primarily relate to our television networks, as well as depreciation of property and equipment.
Depreciation and amortization expense increased in 2025, primarily due to the acceleration of amortization of the MSNBC trade name as a result of rebranding the network. Depreciation and amortization remained consistent in 2024 and 2023. See Note 7 to the combined financial statements for additional information on our intangible assets.
Interest expense
Interest expense for the year ended December 31, 2025 was primarily due to interest accrued on our Senior Notes issued in October 2025. See Note 8 to the combined financial statements for additional information on debt.
Investment and other income (loss), net
Investment and other income (loss), net, for the year ended December 31, 2025 was primarily due to impairment losses related to nonmarketable equity securities, which were partially offset by interest income. See Note 5 to the combined financial statements for additional information on our investments.

Income Tax Expense
Our effective income tax rate was 24.2%, 25.9% and 25.6% in 2025, 2024 and 2023, respectively.
The decreases in income tax expense for 2025 and 2024 were primarily due to decreases in income before income taxes and 2025 also included a noncash income tax benefit resulting from a reduced valuation allowance due to a change in tax status of one of our subsidiaries.
See Note 9 to the combined financial statements for additional information on our income taxes.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and is the primary basis used to measure the operational strength and performance of our business as well as to assist in the evaluation of underlying trends in our business. This measure eliminates the significant level of noncash depreciation and amortization expense that results from property and equipment and intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, and by our investment activities, including the impacts of entities that we do not consolidate, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our operating performance and to allocate resources. It is also a significant performance measure in our annual incentive compensation programs. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
We define Adjusted EBITDA as net income attributable to Versant before net income (loss) attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may exclude from Adjusted EBITDA the impact of certain other events, gains, losses or other charges that affect the period-to-period comparability of our operating performance.
We reconcile Adjusted EBITDA to net income attributable to Versant. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Versant, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Versant to Adjusted EBITDA

	Year ended December 31,
	2025	2024	2023
	(in millions)
Net income attributable to Versant	$930	$1,363	$1,539
Net income attributable to noncontrolling interests	1	2	—
Income tax expense	297	478	530
Investment and other (income) loss, net	31	(1)	—
Interest expense	13	—	—
Depreciation and amortization	1,010	989	991
Adjustments(a)	142	6	—
Adjusted EBITDA	$2,425	$2,837	$3,060
__________________
(a) Amounts represent the impact of certain events, gains, losses or other charges that are excluded from Adjusted EBITDA. For the periods presented, Adjusted EBITDA excludes transaction and transaction-related costs associated with the Separation. Transaction costs are incremental costs directly related to effectuating the Separation and primarily include legal, audit and advisory fees. Transaction-related costs are incremental costs incurred in anticipation of the Separation and primarily include IT separation and implementation costs, advisory fees and other one-time costs.

	Year Ended December 31,
	2025	2024
	(in millions)
Transaction costs	$36	$6
Transaction-related costs	106	—
Total transaction and transaction-related costs	142	6

Liquidity and Capital Resources

	Year ended December 31,
	2025	2024	2023
	(in millions)
Cash provided by operating activities	$2,022	$2,211	$2,428
Cash used in investing activities	(155)	(71)	(60)
Cash used in financing activities	(782)	(2,155)	(2,355)

	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$55	$8
Restricted cash	1,034	—
Long-term debt	983	—

We generate significant cash flows from operating activities. Prior to the Separation, and for the periods presented in this report, we operated within Comcast’s cash management structure, which used a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company during the periods presented.
Following the Separation, our capital structure and sources of liquidity have changed and we no longer participate in Comcast’s centralized cash management program. In connection with the Separation we issued $3.0 billion of total debt, including the Senior Notes issued in October 2025 and borrowings under the Term Loans drawn upon the Separation. These borrowings and the $750 million Revolving Credit Facility entered into in connection with the Separation are further described below and in Note 8 to the combined financial statements. A portion of the proceeds from these borrowings, including the restricted cash on our balance sheet as of December 31, 2025, was used to fund a cash payment to Comcast of $2.25 billion at the time of the Separation as consideration for assets that were contributed to us in connection with the Separation. In addition, certain net working capital amounts, including outstanding advertising sales receivables, were prefunded through a separate payment prior to the Separation, which will negatively impact net cash provided by operating activities in 2026.

We believe that our available cash and cash flows from our operating activities, along with our borrowing capacity and access to capital markets, taken as a whole, will provide adequate liquidity to meet our current and long-term obligations when due, including our third-party debt, and to fund capital expenditures, while also providing flexibility to fund investment opportunities that may arise. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest across our business, whether through organic or inorganic growth strategies, as well as to repay our indebtedness over time and return value to our shareholders through dividends and repurchases our common stock.
See Note 8 to the combined financial statements for additional information relating to our debt obligations.
Dividends and Share Repurchase Authorization
On March 3, 2026, our Board of Directors declared our first quarter dividend of $0.375 per share to be paid in April 2026.
On March 3, 2026, our Board of Directors also authorized a share repurchase program under which the Company may purchase up to $1 billion of its outstanding shares of Class A common stock.

Under the 2026 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other non-discretionary trading plans. The timing, manner, price and amount of any common share repurchases under the 2026 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

Cash Flow Information

Cash Provided by Operating Activities
Net cash provided by operating activities decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decline in net income caused by lower revenue and an increase in net loss on investment activity, as described above, which was partially offset by an increase from changes in operating assets and liabilities. The increase resulting from changes in operating assets and liabilities was primarily due to a net favorable change in other operating assets and liabilities related to timing of payments on content obligations, as well as a decrease in noncurrent receivables. Operating assets and liabilities in our combined statements of cash flows generally fluctuate based on the timing of amortization and related payments for our content costs and the timing of collections of receivables.
Net cash provided by operating activities decreased in the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a decline in net income caused by decreasing revenue as described above. The decrease in operating assets and liabilities for the year ended December 31, 2024 was primarily due to a decrease in content costs, net, partially offset by an increase in current and noncurrent receivables, net.
As described in Notes 1 and 11 to the combined financial statements and above in “—Liquidity and Capital Resources,” we have historically participated in Comcast’s centralized cash management process, and as a result, the amounts and timing of operating receipts and payments may not be indicative of our results as a standalone company.
Cash Used in Investing Activities
Net cash used in investing primarily relates to capital expenditures, which increased for the year ended December 31, 2025 as a result of transaction-related capital spending for facilities and IT systems, and were consistent for the years ended December 31, 2024 and 2023. Net cash used in investing activities for the year ended December 31, 2025 also included consideration paid, net of cash acquired in connection with an acquisition. Such uses of cash in 2025 were partially offset by receivables settled in connection with the centralized cash management programs with Comcast. Other investing activities included net receipts from and payments to Comcast pursuant to loans associated with its centralized cash management programs. See Note 11 to our combined financial statements for additional information on these related party loans.
Cash Used in Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 decreased primarily due to changes in net Comcast investment, which primarily resulted from cash generated from operating activities and swept to Comcast during the periods, partially offset by increased capital expenditures funded through Comcast’s centralized cash management program. This decrease was offset by the net proceeds from the Senior Notes.
The reduction in cash used in financing activities for the year ended December 31, 2024 was primarily due to changes in net Comcast investment, which primarily resulted from lower cash generated from operating activities and swept to Comcast during the periods. See Note 2 to our combined financial statements for additional information on net Comcast investment.

Contractual Obligations
The following table summarizes our most significant contractual obligations following the Separation:

	Total	Within the next 12 months	Beyond the next 12 months
	(in millions)
Programming and production obligations (1)	$5,726	$1,402	$4,324
Debt obligations (2)	3,000	60	2,940
_____________________________
(1) Our largest contractual obligations are associated with our programming and production expenses. We have multiyear agreements for broadcast rights of sporting events, which represent the substantial majority of our programming and production obligations. In connection with the Separation, we assumed additional contractual obligations related to content contracts previously shared with Comcast, which are included in the table above. Approximately 87% of the aggregate obligations are due within the next five years. See Note 4 to our combined financial statements for additional information on programming and production costs.
(2) Our long-term debt as of December 31, 2025 included $1.0 billion of Senior Notes due in January 2031. As part of additional financing transactions entered into in connection with our Separation in January 2026, the Company borrowed amounts under the Term Loans totaling $2.0 billion, which are included in the table above. These aggregate debt obligations had a weighted-average time to maturity of approximately 5 years and a weighted-average interest rate based on the stated coupons of 6.6%. See Note 8 to our combined financial statements for additional information on our debt obligations.
Critical Accounting Estimates
The preparation of our combined financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our estimates associated with the valuation and impairment testing of goodwill and the accounting for content costs are critical in the preparation of our combined financial statements.
Valuation and Impairment Testing of Goodwill
Goodwill results from business combinations and represents the excess amount of the consideration paid over the identifiable assets and liabilities recorded in the acquisition. Because Versant’s businesses were operated as a part of Comcast’s Media segment, our combined balance sheets include an allocated amount of goodwill from Comcast’s Media segment, which was determined using a relative fair value analysis as of July 1, 2024. This relative fair value analysis resulted in the allocation of approximately 40% of Comcast’s Media segment goodwill to Versant. The fair values utilized in the relative fair value analysis were estimated using a discounted cash flow analysis based on Level 3 inputs. When performing this analysis, we also considered multiples of earnings from comparable public companies and recent market transactions. We test goodwill for impairment at the reporting unit level. Impairment analysis was performed at the Comcast level as of July 1, 2024 and in prior periods and based on this assessment, the estimated fair value of the Media reporting unit, and therefore the estimated fair value of the Versant reporting unit, substantially exceeded its carrying value and no impairment was required.
For periods after the initial allocation, we assess the recoverability of our goodwill annually as of July 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. In connection with our impairment assessment process, from time to time, we may perform quantitative assessments in order to support our qualitative assessments.

When performing a quantitative assessment, we estimate the fair values of a reporting unit primarily based on a discounted cash flow analysis using Level 3 inputs that involves significant judgment, including market participant estimates of future cash flows expected to be generated by the business and the selection of discount rates. When performing this analysis, we also consider multiples of earnings from comparable public companies and recent market transactions.
Following Versant’s change in chief operating decision maker in 2025 (see Note 2 to our combined financial statements), we reassessed our reporting units. We performed a quantitative assessment in connection with this change and with our annual impairment assessment as of July 1, 2025 and concluded that the estimated fair value of the Versant reporting units substantially exceeded their carrying value and no impairment was required. At December 31, 2025, we performed an updated quantitative assessment for the reporting unit comprised primarily of our television networks, which includes $6.49 billion of goodwill, given the market price indications for our Class A common stock and the relative significance of this reporting unit to our overall business. In connection with this assessment, we concluded that the estimated fair value of our television networks reporting unit continued to exceed its carrying value by more than 10%. Continued declines in cash flows for this reporting unit are expected to result in reduced fair values in future periods, which could result in an impairment to the extent the fair value is below the carrying value of the assets assigned to that reporting unit.
Changes in market conditions, laws and regulations and key assumptions made in future quantitative assessments, such as expected cash flows, competitive factors, discount rates and value indications from market transactions, including the market price of our Class A common stock, could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge.
Content Costs
We capitalize the costs of licensed content when the license period begins, the content is made available for use and the costs of the licenses are known. Licensed content is amortized as the associated programs are used, incorporating estimated viewing patterns.
We capitalize costs for owned film and television content, including direct costs, production overhead, print costs, development costs and interest, as well as acquired libraries. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. Amortization for owned content predominantly monetized on an individual basis and accrued costs associated with participations and residuals payments are recorded using the individual film forecast computation method, which recognizes the costs in the same ratio as the associated ultimate revenue. The most sensitive factor affecting our estimate of ultimate revenue is whether the television series can be successfully licensed beyond its initial window. Estimates of ultimate revenue generally are limited to the amount of revenue attributed to the initial window unless and until it is determined that the content can be licensed beyond the initial license window.
Capitalized content costs are subject to impairment testing when certain triggering events are identified. The substantial majority of our owned content is evaluated for impairment on a group basis. Our licensed and owned content are generally assessed on a channel, network or platform basis. Sports rights are accounted for as executory contracts and are not subject to impairment. When performing an impairment assessment, we estimate fair value primarily based on a discounted cash flow analysis that involves significant judgment, including market participant estimates of future cash flows, which are supported by internal forecasts. Impairments of capitalized content costs were not material in any of the periods presented.
We recognize the costs of multiyear, live-event sports rights as the rights are utilized over the contract term based on estimated relative value. Estimated relative value is generally based on terms of the contract and the nature of and potential revenue generation of the deliverables within the contract.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 2 to the combined financial statements for recently issued and recently adopted accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
In October 2025, we issued $1.0 billion in aggregate principal amount of 7.250% Senior Notes due in January 2031 and there was no debt outstanding as of December 31, 2024. While our Senior Notes bear a fixed rate of interest, in January 2026, we acquired additional financing in connection with the Separation, including the Term Loans totaling $2.0 billion and our $750 million Revolving Credit Facility due January 2031. As a result, our aggregate debt will be approximately $3.0 billion, a portion of which will bear interest at a benchmark rate plus a borrowing margin. As a result, we will be exposed to market risk of adverse changes in interest rates related to these arrangements. To help manage our exposure to changes in interest rates, we may enter into interest rate risk management derivative transactions in accordance with our policy. There were no such instruments outstanding for the periods presented in the combined financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Versant Media Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of Versant Media Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related combined statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill – Television networks reporting unit - Refer to Note 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment is performed at the reporting unit level. To determine its reporting units, the Company evaluates the components one level below the segment level and aggregates components if they have similar economic characteristics. The Company performs an assessment of goodwill for recoverability annually as of July 1, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. A quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.

Following Versant’s change in chief operating decision maker in 2025, the Company reassessed its reporting units. The Company performed a quantitative assessment in connection with this change and with the annual impairment assessment as of July 1, 2025, and concluded there was no impairment of any of its reporting units. The reporting unit comprised primarily of the Company’s television networks includes $6.49 billion of goodwill. The Company performed an updated quantitative assessment for this reporting unit as of December 31, 2025 given the market price indications for the Company’s Class A common stock and the relative significance of this reporting unit to the overall business. In connection with this assessment, the Company concluded that the estimated fair value of the television networks reporting unit continued to exceed its carrying value.
The Company used the discounted cash flow model to estimate fair values, which requires management to make significant judgments related to discount rates and forecasts of expected cash flows. Changes in these assumptions could have a significant impact on the respective fair values.
We identified as a critical audit matter the goodwill relative fair value analysis as of July 1, 2025 and the quantitative goodwill impairment assessments as of July 1, 2025, and December 31, 2025, for the Company’s television networks reporting unit because of the significant judgments made by management to estimate the fair values used in these analyses. This required a high degree of auditor judgment and an increased extent of effort, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates, revenue growth rates and Adjusted EBITDA margins included in future expected cash flows used in the analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates, revenue growth rates and Adjusted EBITDA margins included in future expected cash flows used by management to estimate the fair values of the television networks reporting unit included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•We evaluated management’s ability to accurately forecast future revenue growth rates and Adjusted EBITDA margins by comparing prior year forecasts to actual results in the respective years.
•We evaluated the reasonableness of management’s current forecasts of future revenue growth rates and Adjusted EBITDA margins by comparing such forecasts to historical results, prior year forecasts, and to forecasted information included in analyst and industry reports and companies in its peer group.

/s/ Deloitte & Touche LLP

New York, New York
March 3, 2026
We have served as the Company’s auditor since 2025.

VERSANT MEDIA GROUP, INC.
COMBINED STATEMENTS OF INCOME

	Year ended December 31,
	2025	2024	2023
	(in millions)
Revenue(a)	$6,688	$7,062	$7,445
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)(b)	2,937	3,064	3,154
Selling, general and administrative	1,469	1,167	1,231
Depreciation and amortization	1,010	989	991
Total costs and expenses	5,416	5,220	5,375
Operating income	1,272	1,841	2,069
Interest expense	(13)	—	—
Investment and other (loss) income, net	(31)	1	—
Income before income taxes	1,228	1,843	2,069
Income tax expense	(297)	(478)	(530)
Net income	931	1,365	1,540
Less: Net income attributable to noncontrolling interests	1	2	—
Net income attributable to Versant	$930	$1,363	$1,539
(a) Includes related party amounts totaling $928 million, $1.26 billion and $1.34 billion for 2025, 2024 and 2023, respectively.
(b) Includes related party amounts totaling $1.24 billion, $1.42 billion and $1.42 billion for 2025, 2024 and 2023, respectively.

See accompanying notes to combined financial statements, including Note 11 for amounts of related party transactions.

VERSANT MEDIA GROUP, INC.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2025	2024	2023
	(in millions)
Net income	$931	$1,365	$1,540
Other comprehensive income, net of tax:
Currency translation adjustments, net of deferred taxes of $0 for each period	1	(1)	1
Comprehensive income	932	1,364	1,541
Less: Net income attributable to noncontrolling interests	1	2	—
Comprehensive income attributable to Versant	$931	$1,363	$1,541
See accompanying notes to combined financial statements, including Note 11 for amounts of related party transactions.

VERSANT MEDIA GROUP, INC.
COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(in millions)
Operating Activities
Net income	$931	$1,365	$1,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,010	989	991
Share-based compensation	29	16	15
Net loss on investment activity and other	41	—	1
Deferred income taxes	(139)	(145)	(135)
Changes in operating assets and liabilities:
Current and noncurrent receivables, net	84	100	41
Content costs, net	99	68	155
Accounts payable	25	(3)	(12)
Other operating assets and liabilities	(58)	(179)	(167)
Net cash provided by operating activities	2,022	2,211	2,428
Investing Activities
Capital expenditures	(167)	(54)	(56)
Acquisition, net of cash acquired	(24)	—	—
Other	36	(17)	(4)
Net cash used in investing activities	(155)	(71)	(60)
Financing Activities
Proceeds from borrowings	986	—	—
Change in net Comcast investment	(1,745)	(2,142)	(2,359)
Other	(23)	(12)	4
Net cash used in financing activities	(782)	(2,155)	(2,355)
Increase (decrease) in cash, cash equivalents and restricted cash	1,084	(16)	13
Cash and cash equivalents, beginning of year	8	23	11
Cash and cash equivalents and restricted cash, end of year	$1,092	$8	$23
See accompanying notes to combined financial statements, including Note 11 for amounts of related party transactions.

VERSANT MEDIA GROUP, INC.
COMBINED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$55	$8
Restricted cash	1,034	—
Receivables, net	1,151	1,245
Assets held for sale	196	—
Other current assets	66	65
Total current assets	2,502	1,318
Content costs	539	639
Investments	214	254
Property and equipment, net	423	143
Intangible assets, net	924	1,869
Goodwill	7,611	7,732
Other noncurrent assets, net	120	94
Total assets	$12,333	$12,049
Liabilities and Equity
Current Liabilities:
Accounts payable	$151	$102
Deferred revenue	163	135
Accrued content obligations	105	198
Accrued employee costs	62	43
Accrued expenses and other current liabilities	141	111
Total current liabilities	622	590
Deferred income taxes	191	428
Noncurrent content obligations	72	77
Long-term debt	983	—
Other noncurrent liabilities	63	39
Commitments and contingencies
Equity:
Net Comcast investment	10,299	10,805
Accumulated other comprehensive loss	(7)	(8)
Total Comcast equity	10,292	10,797
Noncontrolling interests	110	118
Total equity	10,402	10,915
Total liabilities and equity	$12,333	$12,049
See accompanying notes to combined financial statements, including Note 11 for amounts of related party transactions.

VERSANT MEDIA GROUP, INC.
COMBINED STATEMENTS OF CHANGES IN EQUITY

	December 31,
	2025	2024	2023
	(in millions)
Net Comcast Investment
Balance, beginning of year	$10,805	$11,568	$12,373
Transactions with Comcast, net	(1,436)	(2,126)	(2,344)
Net income	930	1,363	1,539
Balance, end of year	$10,299	$10,805	$11,568
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(8)	$(8)	$(9)
Other comprehensive income (loss)	1	(1)	1
Balance, end of year	$(7)	$(8)	$(8)
Noncontrolling Interests
Balance, beginning of year	$118	$117	$117
Other comprehensive income (loss)	—	—	—
Reduction of noncontrolling interests	(9)	—	—
Net income (loss)	1	2	—
Balance, end of year	$110	$118	$117
Total equity	$10,402	$10,915	$11,677
See accompanying notes to combined financial statements, including Note 11 for amounts of related party transactions.

VERSANT MEDIA GROUP, INC.
Notes to Combined Financial Statements
Note 1. Description of the Company and Basis of Presentation
Description of the Company
Versant Media Group, Inc. (“Versant”, the “Company”, “we”, “us”, “our”) is a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf and athletics participation and sports and genre entertainment. We serve these markets primarily through a portfolio of brands comprised of networks, including USA Network, CNBC, MS NOW, Oxygen, E!, Syfy and Golf Channel, and digital platforms, including Fandango, Rotten Tomatoes, GolfNow and SportsEngine. On January 2, 2026, the separation (the “Separation”) of Versant from Comcast Corporation (“Comcast”) was completed. In connection with the completion of the Separation, the assets related to certain of Comcast’s cable television networks and digital platforms were contributed to, and the related liabilities were assumed by Versant in accordance with the separation and distribution agreement and other agreements entered into in connection with the Separation, as further described in Note 13. On January 5, 2026, our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “VSNT”.
Basis of Presentation
For the periods presented in these combined financial statements, the Versant businesses were operated as part of Comcast’s Media segment. The combined financial statements have been derived from Comcast’s historical accounting records as if Versant operations had been conducted independently from Comcast, and reflect the assets, liabilities, revenues and expenses of the Company on a historical cost basis. The combined financial statements were prepared on a standalone basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
The combined balance sheets include assets and liabilities specifically attributable to the Company and certain assets and liabilities held by Comcast but specifically identifiable or otherwise attributable to our business. Assets and liabilities included in our combined balance sheets were based on an initial assessment as of December 31, 2024, and updated as necessary for new assets and liabilities resulting from transactions occurring subsequent to December 31, 2024, that were specifically identifiable or otherwise attributable to our business or in subsidiaries that are included in the combined financial statements. Accordingly, our combined balance sheets may not reflect the assets and liabilities of Versant following the Separation. Other than debt issued by Versant in 2025 (see Note 8), Comcast’s historical third-party debt and related interest expense have not been attributed to the Company because the borrowings are not specifically identifiable to the Company and the Company is not the legal obligor. The combined financial statements reflect noncontrolling interests for certain subsidiaries included in the combined financial statements, in which a third party has a minority ownership interest.
The combined statements of income include all revenues and costs directly attributable to our business, including costs related to production activities that used centralized Comcast operations and directly charged to us based on usage. The combined statements of income also include allocations of costs for administrative functions and services performed on our behalf by other centralized functions within Comcast and allocations of costs for the use of shared assets (see Note 11). These expenses have been allocated on a pro rata basis using an applicable measure of revenue. All allocations and estimates reflected in the combined financial statements are based on assumptions that management believes are reasonable. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, standalone entity, nor are they indicative of our future expenses. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the chosen organization structure and strategic decisions made in various areas, including information technology, infrastructure and outsourcing of corporate functions.
All intercompany transactions and balances within our business have been eliminated. Certain transactions were handled through Comcast’s centralized cash management process or allocated to us and were generally deemed settled for cash at the time the transactions are recorded in these combined financial statements. The total net effect of the deemed settlement of these transactions is included in net Comcast investment and the net effect of changes in net Comcast investment is presented in financing activities in the combined statements of cash flows Centralized cash management balances related to certain of our operations were executed through formal loan agreements and are therefore presented in assets or liabilities, as applicable. These and other transactions between the Company and Comcast are included in the combined financial statements and are considered related party transactions. See Note 11 for more information.
Note 2. Summary of Significant Accounting Policies
Our combined financial statements are prepared in accordance with GAAP, which require us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. Accounting policies related to the capitalization and amortization of film and television costs are specific to the industries in which we operate and are discussed in Note 4.
Information on other accounting policies and methods that we use in the preparation of our combined financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our combined financial statements that are not presented within other footnotes.
Cash, Cash Equivalents and Restricted Cash
We have historically participated in Comcast’s centralized approach to cash management and financing of its operations. Our cash was generally collected by Comcast daily, and Comcast funds our operating and investing activities as needed. Accordingly, our cash and cash equivalents represent directly attributed balances and do not include an allocation of Comcast cash and cash equivalents for any of the periods presented. Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased. The carrying amounts of our cash equivalents approximate their fair values, which are primarily based on Level 1 inputs.
Restricted cash at December 31, 2025 included proceeds from the senior notes offering held in escrow until the consummation of the Separation on January 2, 2026 (see Note 8 for additional information).
Advertising Expenses
Advertising costs are expensed as incurred and totaled $109 million, $82 million and $105 million in 2025, 2024 and 2023, respectively, included in selling, general and administrative expenses.
Share-Based Compensation
Our share-based compensation plans consist primarily of awards of Comcast restricted stock units (“RSUs”) to certain employees as part of our long-term incentive compensation structure. Awards generally vest over a period of three to five years. The cost associated with our share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. RSUs are primarily valued based on the closing price of Comcast’s common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. Share-based compensation expense for shared employees is included in allocated costs. Share-based compensation expense directly attributable to Versant was not material for the periods presented.
Fair Value Measurements
The accounting guidance related to fair value measurements establishes a hierarchy based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
Level 1: Values are determined using quoted market prices for identical financial instruments in an active market.
Level 2: Values are determined using quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Values are determined using models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
We use this three-tier fair value hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for investments (see Note 5), on a non-recurring basis, such as for impairment testing (see Note 7) and for disclosure purposes, such as for debt (see Note 8). Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation and classification within the fair value hierarchy.
Foreign Currency
We translate assets and liabilities of our foreign operations where the functional currency is the local currency into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average periodic exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our combined balance sheets. Other comprehensive income activity and balances were entirely attributed currency translation adjustments for the periods included in these combined financial statements. Any foreign currency transaction gains or losses are included in our combined statements of income in investment and other income (loss), net. For disclosures containing future amounts where the functional currency is the local currency, we translate the amounts into U.S. dollars at the exchange rates as of the balance sheet date.
Net Comcast Investment
Equity in the combined balance sheets represents Comcast’s net investment in our business and is presented as net Comcast investment in lieu of stockholders’ equity. The combined statement of changes in equity includes net cash transfers and other property transfers between us and Comcast, as well as intercompany receivables and payables between us and other Comcast affiliates that were settled on a current basis within transactions with Comcast, net. Additionally, net Comcast investment is impacted by assets and liabilities that have historically been held at the Comcast level but are specifically identifiable or otherwise attributable to us, and other assets and liabilities recorded by Comcast, whose related income and expenses have been pushed down to us. All transactions reflected in net Comcast investment in the combined balance sheet have been considered cash receipts and payments within financing activities in the combined statements of cash flows. See Note 11 for more information.
Earnings per share data has not been presented in the combined financial statements because we did not operate as a separate legal entity with its own capital structure during any of the periods presented.
Segments
We present our operations in one reportable business segment and beginning in 2025, our Chief Executive Officer was the chief operating decision maker (“CODM”). Our business operates complementary brands, generating revenue through contracts or monetization strategies that span across brands, and leveraging integrated operational infrastructure. As a single segment entity, our segment performance measure used in the measurement of operational strength and performance and in the evaluation of underlying trends is net income attributable to Versant and the measure of segment assets is total assets. Additional information about our operations and these measures is presented in the combined financial statements, with further details included throughout the footnotes, including a description of our products and services in Note 3 and certain of our significant operating expenses in Note 4.
Recent Accounting Pronouncements
Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance related to income tax disclosures. The updated guidance, among other things, required additional disclosures relating to the income tax rate reconciliation and income taxes paid. We have adopted the updated guidance in this Annual Report on Form 10-K for the year ended December 31, 2025 with comparative periods updated to reflect the additional disclosures (see Note 9).

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued updated accounting guidance related to disclosures of certain costs and expenses. The updated accounting guidance, among other things, requires quantitative disclosures for employee compensation, selling expenses and purchases of inventory. The updated guidance is effective beginning with our Annual Report on Form 10-K for the year ended December 31, 2027.
Internal-Use Software
In September 2025, the FASB issued updated accounting guidance related to internal-use software. The updated guidance eliminates references to software project stages and clarifies that capitalization of internal-use software costs should begin once management authorizes and commits to funding a software project and it is probable that the project will be completed and used as intended. The updated guidance is effective for us as of January 1, 2028, with early adoption permitted. We are in the process of evaluating the impact of this accounting guidance on our financial statements.
Interim Reporting
In December 2025, the FASB issued updated accounting guidance on interim reporting. The updated guidance establishes a principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. The guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The guidance is effective for us beginning in interim periods after January 1, 2028, with early adoption permitted. We are in the process of determining the impact of this accounting guidance on our financial statements.
Government Grants
In December 2025, the FASB issued new accounting guidance on the recognition, measurement and presentation of government grants received by business entities. The new guidance defines government grants, clarifies their scope and provides a recognition threshold under which a grant is recognized when it is probable the entity will comply with the grant’s conditions and that the grant will be received. The updated guidance is effective for us as of January 1, 2029, and early adoption is permitted. We are in the process of determining the impact of this accounting guidance on our financial statements.
Note 3. Revenue

	Year ended December 31,
	2025	2024	2023
	(in millions)
Linear distribution	$4,092	$4,325	$4,632
Advertising	1,577	1,731	1,865
Platforms	826	795	734
Content licensing and other	193	211	213
Total revenue	$6,688	$7,062	$7,445
Linear distribution
We generate revenue from the distribution of television programming in the United States and in certain international markets to traditional multichannel video providers and to virtual multichannel video providers that offer streamed linear television networks.

Monthly fees received under distribution agreements with multichannel video providers are generally under multiyear agreements with revenue based on the number of subscribers receiving our television networks through the provider and a per subscriber fee. Payment terms and conditions vary by contract type, although terms generally include payment within 60 days. These arrangements are accounted for as licenses of functional intellectual property and revenue is recognized as programming is provided.
Advertising
We generate revenue from the sale of advertising on our linear television networks and digital platforms.
We have determined that a contract exists for our advertising sales once all terms and conditions are agreed upon, typically when the number of advertising units is specifically identified and scheduled. Advertisements are generally aired or delivered within one year once all terms and conditions are agreed upon. Revenue is recognized, net of agency commissions, in the period in which advertisements are aired or delivered and payment occurs thereafter, with payment generally required within 30 days. In some instances, we guarantee audience ratings for the advertisements. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. The amount of future revenue to be earned related to fixed price contracts with advertisers in excess of one year totaled $234 million as of December 31, 2025, which will be recognized over the next 5 years.
Platforms
We generate revenue from services provided through our digital platforms. Our platforms facilitate consumer transactions, including tee time reservations at golf courses, the purchase of movie tickets, the rental or purchase of television and movie titles for streaming and registration with youth sports leagues. We also sell technology and related services to golf courses, movie theaters and youth sports organizations that leverage our platform, and also offer consumer subscription services, which provide access to streaming content.
We generally have concluded that we are an agent for the underlying consumer transactions on our platforms, and we therefore do not recognize the direct revenue from the sale of the golf rounds, movie tickets, television or movie titles rentals or purchases, or sports registrations.
End-consumers using our movie ticket and tee time platforms pay transaction-based fees. These fees are generally charged to customer credit cards and revenue is recognized at the time of the transaction based on the fee charged. We offer gift cards that customers may use for certain of our consumer services, primarily related to our movie ticket platform. We record a liability for estimated future gift card redemptions. We estimate the portion of these gift cards that will not be redeemed over time (“breakage”) based on historical redemption patterns. As of December 31, 2025 and 2024, the gift card liability for our movie ticket platform was $51 million and $53 million, respectively, including $36 million and $37 million in accrued expenses and other current liabilities, respectively, with the remainder presented in other noncurrent liabilities. Revenue recorded related to breakage on these gift cards was $12 million for the year ended December 31, 2025 and $15 million for each of the years ended December 31, 2024 and 2023.
Our technology solutions provide customers access to our cloud-based applications. Contracts for these and our agency services generally have terms ranging from one year to three years with consideration due over the contract term taking multiple forms, including variable amounts tied to the value of specified tee times, which we generally receive directly from the end consumer, a percentage of amounts charged for specified transactions or fixed amounts paid by the customer. We recognize revenue for technology solutions and agency services as the services are provided over the contract term based on our share of the underlying transactions or on a straight-line basis for fixed fee contracts.

We offer additional services to customers receiving our technology services including payment processing and other services related to customer operations. Payment processing fees are based on a percentage of each transaction processed and are recognized as transactions occur. Consideration for other services may be a fixed fee or based on variable amounts and are recognized as services are provided over the contract period. Revenue from customers that purchase multiple services is allocated between the separate services based on the respective standalone selling prices.
Subscription services are generally offered based on fixed amounts with monthly or annual terms. Subscription fees for the term are generally fixed and nonrefundable, and we recognize revenue over the term of the agreement.
Content Licensing
We generate revenue from the licensing of our owned content to television networks and direct-to-consumer streaming service providers, as well as through video on demand services provided by multichannel video providers and other service providers. These agreements generally include fixed pricing and span multiple years.
We recognize revenue when the content is delivered and available for use by the licensee. When the term of an existing agreement is renewed or extended, we recognize revenue when the licensed content becomes available under the renewal or extension. Payment terms and conditions vary by contract type, although payments are generally collected over the license term. The amount of future revenue to be earned related to fixed pricing under existing third-party agreements is $88 million, which will be recognized within one year.
Combined Balance Sheets

	December 31,
	2025	2024
	(in millions)
Receivables, gross	$1,161	$1,253
Less: Allowance for credit losses	10	8
Receivables, net	$1,151	$1,245

	Changes in Allowance for Credit Losses
	2025	2024	2023
	(in millions)
Beginning balance	$8	$18	$18
Current-period provision for expected credit losses	(1)	1	—
Write-offs charged against the allowance, net of recoveries and other	3	(10)	—
Ending balance	$10	$8	$18
Customer Concentration
Our most significant accounts receivable balances relate to our linear distribution agreements with large multichannel video providers. As of December 31, 2025 and 2024, our ten largest multichannel video provider customers accounted for approximately 56% and 55% of our total accounts receivable, respectively. For each of the periods presented, revenues from arrangements with Comcast totaled between 10% and 11% of our total revenue. Refer to Note 11 for revenue and accounts receivable information related to distribution and other arrangements with Comcast. In addition, for the year ended December 2025, revenue from one other customer represented 11% of our total revenue.

Note 4. Costs of Revenue

	Year ended December 31,
	2025	2024	2023
	(in millions)
Programming and production	$2,446	$2,606	$2,724
Other	491	458	430
Total costs of revenue	$2,937	$3,064	$3,154
Programming and Production Costs

	Year ended December 31,
	2025	2024	2023
	(in millions)
Licensed, including sports rights	$1,531	$1,716	$1,695
Owned	915	890	1,029
Total programming and production costs	$2,446	$2,606	$2,724
We incur costs related to the license of the rights to use content owned by third parties and sports rights on our television networks and digital platforms, and related to the production and acquisition of owned content, which are described as licensed and owned content, respectively. Programming and production costs are presented in costs of revenue in our combined statements of income and the related capitalized amounts are presented in content costs in our combined balance sheets. We have determined that the predominant monetization strategy for the substantial majority of our content is on a group basis. In 2025 and 2024, we recorded reductions of programming and production costs related to production tax incentives of $10 million and $58 million, respectively, along with corresponding noncurrent receivables.
Capitalized Content Costs

	December 31,
	2025	2024
	(in millions)
Licensed, including sports advances	$436	$519
Owned:
In production and in development	30	31
Released, less amortization	73	89
	103	120
Content costs	$539	$639
The table below summarizes estimated future amortization expense for the next three years for capitalized content costs recorded in our combined balance sheets as of December 31, 2025.

	Licensed	Owned
	(in millions)
2026	$171	$47
2027	$109	$19
2028	$76	$5
We have future minimum commitments for licensed content that are not recognized in our combined balance sheets as of December 31, 2025 totaling $110 million.

Capitalization and Recognition of Content Costs
We capitalize the costs of licensed content when the license period begins, the content is made available for use and the costs of the licenses are known. Licensed content is amortized as the associated programs are used, incorporating estimated viewing patterns.
We capitalize costs for owned content, including direct costs, production overhead, print costs, development costs and interest, as well as acquired titles. Amortization for content predominantly monetized with other owned or licensed content is recorded based on estimated usage. Amortization for owned content predominantly monetized on an individual basis and accrued costs associated with participations and residuals payments are recorded using the individual film forecast computation method, which recognizes the costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated airing patterns and distribution strategies, public acceptance and historical results for similar productions. We do not capitalize costs associated with marketing and distribution.
Licensed and owned content are presented as noncurrent assets in content costs. We present amortization of licensed and owned content and accrued costs associated with participations and residuals payments in programming and production costs.
Production activities may be eligible for tax incentives from certain state, local or foreign jurisdictions. These incentives generally provide for transferable or redeemable tax credits upon meeting established levels of qualified production spending within a participating jurisdiction. We record a receivable for a production tax incentive program when there is a reasonable assurance of collection with a corresponding reduction of capitalized content costs or programming and production costs, as applicable.
When an event or a change in circumstance occurs that was known or knowable as of the balance sheet date and that indicates the fair value of either licensed or owned content is less than the unamortized costs in the balance sheet, we determine the fair value and record an impairment charge to the extent the unamortized costs exceed the fair value. Licensed and owned content is assessed in identified film groups, which are generally on a channel, network or platform basis, for content predominantly monetized with other content. Licensed content that is not part of a film group is also generally assessed in packages or channels. Owned content that is not part of a film group is assessed individually. Estimated fair values of licensed and owned content are generally based on Level 3 inputs including analysis of market participant estimates of future cash flows. We record charges related to impairments or content that is substantively abandoned to programming and production costs.
Sports Rights
We recognize the costs of multiyear, live-event sports rights as the rights are used over the contract term based on estimated relative value. Estimated relative value is generally based on the terms of the contract and the nature of and potential revenue generation of the deliverables within the contract. Sports rights are accounted for as executory contracts and are not subject to impairment. When cash payments, including advanced payments, exceed the relative value of the sports rights delivered, we recognize an asset in licensed content costs. Production costs incurred in advance of airing are also presented in licensed content costs.
Other Costs of Revenue
Other costs attributed to our service offerings primarily include transaction-based fees to support our payment processing services and integrate the third-party data into our digital platforms, as well as direct personnel and operating costs to maintain the platforms. These costs are generally expensed as incurred.
Note 5. Investments
Our investments are accounted for as nonmarketable equity securities. During the year ended December 31, 2025, we recorded an unrealized impairment loss of $40 million for one of our investments. The estimated fair value of $94 million was determined based on an analysis that leveraged multiples of earnings from comparable public companies, which are Level 2 inputs. The cumulative amount of downward adjustments to our nonmarketable equity securities totaled $102 million for investments that continue to be held as of December 31, 2025.

We classify investments without readily determinable fair values that are not accounted for under the equity method as nonmarketable equity securities. The accounting guidance requires nonmarketable equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer. We generally apply the measurement alternative, adjusting the investments for observable price changes of identical or similar investments of the same issuer, to our nonmarketable equity securities. When an observable event occurs, we estimate the fair values of our nonmarketable equity securities primarily based on Level 2 inputs that are derived from observable price changes of similar securities adjusted for insignificant differences in rights and obligations. We review our nonmarketable equity securities, each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. We record the changes in value from observable events and impairments to investment and other income (loss), net.
Note 6. Property and Equipment

	Original Useful Lives as of December 31, 2025	December 31,
		2025	2024
		(in millions)
Machinery, equipment and technology	3-8 years	$747	$471
Buildings and leasehold improvements	4-40 years	224	43
Construction in process	N/A	55	33
Land	N/A	12	—
Property and equipment, at cost		1,038	548
Less: Accumulated depreciation		(615)	(404)
Property and equipment, net		$423	$143
Depreciation expense relating to property and equipment was $67 million, $63 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects, as well as costs associated with arrangements for purchase or license of internal-use software. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a software development project, as they are incurred.
We record depreciation using the straight-line method over the asset’s estimated useful life. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.
We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of depreciation expense.

Note 7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of our goodwill were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
	(in millions)
Opening balance	$7,732	$7,732
Acquisition	28	—
Assets held for sale	(149)	—
Ending balance	$7,611	$7,732
Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including increased footprint, assembled workforce, noncontractual relationships and other agreements. As the Versant businesses were operated as a part of Comcast’s Media segment, our combined balance sheets include an allocated amount of goodwill from Comcast’s Media segment, determined using a relative fair value analysis as of July 1, 2024, the date of Comcast’s most recent annual goodwill impairment assessment. The fair values utilized in the relative fair value analysis were estimated using a discounted cash flow analysis, using Level 3 inputs. When performing this analysis, we also considered multiples of earnings from comparable public companies and recent market transactions. Prior to this date, impairment analysis was performed at the Comcast level.
Following the allocation, goodwill is required to be assessed for recoverability annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.
Intangible Assets

		December 31,
		2025		2024
	Weighted-Average Remaining Useful Life as of December 31, 2025	Gross Carrying Amount (1)	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in millions)
Finite-Lived Intangible Assets:
Customer relationships	1 year	$9,043	$(8,238)	$9,033	$(7,477)
Tradenames and other	1 year	729	(610)	954	(642)
Total		$9,772	$(8,848)	$9,987	$(8,118)

Amortization expense for intangible assets subject to amortization was $943 million, $926 million, and $924 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for the year ended December 31, 2025 includes accelerated amortization of the MSNBC trade name as a result of the rebranding of the network.
Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships and trade names acquired in business combinations. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.
The table below presents the estimated amortization expense of our intangible assets.

(in millions)
2026	$884
2027	$9
2028	$6
2029	$6
2030	$6
Thereafter	$13
We evaluate the recoverability of our finite-lived intangible assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.
Note 8. Debt Obligations
Senior Secured Notes
In October 2025, we completed a private offering pursuant to which we issued $1.0 billion in aggregate principal amount of 7.250% senior secured notes due January 2031 (the “Senior Notes”). Interest on the Senior Notes will be paid semi-annually, on January 30 and July 30 of each year, commencing on July 30, 2026.
The proceeds from the Senior Notes were initially placed into an escrow account due to a special mandatory redemption provision that would have required the Senior Notes to be redeemed if the Separation of Versant from Comcast had not been consummated by March 2, 2026, and were released on January 2, 2026 in connection with the consummation of the Separation. The balance in the escrow account was presented as restricted cash and cash equivalents in our combined balance sheet as of December 31, 2025.
The Senior Notes are senior in right of payment and are jointly and unconditionally guaranteed on a senior secured basis by each of our subsidiaries that is a guarantor under the Senior Credit Facilities (as defined below) and are secured, subject to permitted liens and certain other exceptions, by perfected first-priority security interests in substantially all of our and each guarantor’s tangible and intangible assets and property, now owned or hereafter acquired, subject to certain customary exceptions.
At any time prior to January 30, 2028, we may, at our option, redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium set forth in the indenture that governs the Senior Notes. At any time prior to January 30, 2028, we may redeem up to 10% of the principal amount of the Senior Notes during any twelve-month period at a redemption price equal to 103% of the principal amount thereof, plus accrued and unpaid interest, if any. We may, at our option, also redeem up to 40% of the principal amount of the Senior Notes at any time prior to January 30, 2028 in an amount equal to the net proceeds from certain equity offerings at the redemption price equal to 107.250% of the principal amount thereof plus accrued and unpaid interest, if any. We may redeem the Senior Notes, in whole or in part, at any time on or after January 30, 2028 at the redemption prices set forth in the indenture. The Senior Notes contain customary events of default, as well as customary negative covenants that include, among other things, and subject to certain qualifications and exceptions, covenants that restrict our ability and the ability of certain of our subsidiaries to: incur or guarantee additional indebtedness; create or permit liens on assets; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make certain investments and other restricted payments; engage in mergers, acquisitions, consolidations and amalgamations; transfer and sell certain assets; and engage in transactions with affiliates.
At December 31, 2025, the carrying value of the Senior Notes was $983 million, and the estimated fair value was approximately $1.03 billion, which is based Level 2 inputs using external market data available for debt with similar terms and maturities.
Term Loans and Revolving Credit Facility
In October 2025, we entered into a credit agreement providing for a term loan of $1.0 billion due January 2031 (the “Term Loan A”) and a revolving credit facility of $750 million due January 2031 (the “Revolving Credit Facility”). The proceeds of the Term Loan A were funded on January 2, 2026 in connection with the consummation of the Separation and the Revolving Credit Facility remains undrawn. In addition, on January 2, 2026, we entered into an additional credit agreement providing for a term loan of $1.0 billion due January 2031 (the “Term Loan B” and together with Term Loan A, the “Term Loans”), with the proceeds of the Term Loan B funded on January 2, 2026.
The Term Loans and the Revolving Credit Facility (the “Senior Credit Facilities”) are secured by substantially all the assets of the Company and its material, wholly-owned U.S. subsidiaries, subject to certain exceptions. The Term Loans are denominated in U.S. dollars, and borrowings under the Revolving Credit Facility may be made available in U.S. Dollars, Euros, Pounds Sterling and Canadian Dollars.
Borrowings under the Term Loan A and the Revolving Credit Facility in U.S. Dollars bear interest at a rate per annum equal to, at our option, either (a) a term SOFR-based rate, subject to a floor of 0.00% per annum, or (b) a U.S. Dollar base rate, subject to a floor of 1.00% per annum, in each case plus an applicable margin. The applicable interest rate margins for borrowings under the Term Loan A and the Revolving Credit Facility in U.S. Dollars are initially (a) 0.75% per annum in the case of U.S. Dollar base rate borrowings and (b) 1.75% per annum in the case of SOFR borrowings. In addition, we are required to pay commitment fees of 0.25% per annum on the unutilized commitments under the Revolving Credit Facility, payable quarterly in arrears. The interest rate margins and the commitments fees may be subject to step downs based on our consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A and the Revolving Credit Facility.
Borrowings under the Term Loan B bear interest at a rate per annum equal to, at our option, either a term SOFR-based rate or a U.S. Dollar base rate, in each case plus an applicable margin of (a) 2.50% per annum in the case of U.S. Dollar base rate borrowings and (b) 3.50% per annum in the case of SOFR borrowings, subject to a SOFR-based rate floor of 0.00% per annum and U.S. Dollar base rate floor of 1.00% per annum.
The amortization rate for the Term Loan A is 5.00% per annum, payable in quarterly installments beginning on September 30, 2026, with the balance being payable at maturity. The amortization rate for the Term B Loan Facility is 7.00% per annum, payable in quarterly installments beginning on September 30, 2026, with the balance being payable at maturity.
The credit agreements governing the Senior Credit Facilities also require mandatory prepayments of the Term Loans under certain circumstances and subject to customary exceptions and baskets set forth in the respective credit agreements, following certain asset sales and debt incurrences. The Term Loan B credit agreement also requires prepayment based on a percentage of excess cash flows as defined in such credit agreement and subject to customary exceptions and baskets set forth therein.

We are permitted to voluntarily reduce unutilized portion of the Revolving Credit Facility and repay outstanding loans under the Term Loan A and the Revolving Credit Facility at any time without prepayment premium or penalty. We may voluntarily repay outstanding loans under Term Loan B at any time, subject to the payment of a customary make-whole premium set forth in the Term Loan B credit agreement, if such prepayment occurs prior to the first anniversary of the closing date, subject to a prepayment premium of 1% if such prepayment occurs on or after the first anniversary of the closing date and before the second anniversary of the closing date, and at par if such prepayment occurs on or after the second anniversary of the closing date.
The credit agreements for the Senior Credit Facilities contains certain customary negative and affirmative covenants and events of default. Negative covenants restrict, among other things, subject to certain qualifications and exceptions, our ability and the ability of certain of our subsidiaries to: incur additional indebtedness; create liens; enter into agreements and other arrangements that include negative pledge clauses; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; make investments, loans, advances and acquisitions; merge, amalgamate or sell assets; enter into sale and leaseback transactions; engage in transactions with affiliates; and enter into amendments of or waivers under subordinated indebtedness. If an event of default, as specified in the credit agreements, shall occur and be continuing, we may be required to repay all amounts outstanding thereunder.
The Term A Loan Facility and the Revolving Credit Facility also contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A and the Revolving Credit Facility, of not greater than 3.50:1.00.
Note 9. Income Taxes
During the periods presented in these combined financial statements, our operations were included in the combined U.S. federal, state and foreign income tax returns filed by Comcast. Income tax expense and other income tax related information contained in the combined financial statements are calculated as if we were a separate corporation that filed separate income tax returns. We believe the assumptions underlying the calculation of income taxes on a separate return basis are reasonable. However, income tax expense and liabilities as presented in these combined financial statements do not necessarily reflect the results that we would have reported as an independent, standalone company for the periods presented.
Income Before Income Taxes

	Year ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$1,222	$1,823	$2,041
Foreign	6	20	28
	$1,228	$1,843	$2,069

Components of Income Tax Expense

	Year ended December 31,
	2025	2024	2023
	(in millions)
Current Expense (Benefit):
Federal	$334	$472	$508
State	102	143	150
Foreign	—	7	6
	436	623	665
Deferred Expense (Benefit):
Federal	(110)	(111)	(104)
State	(29)	(33)	(32)
Foreign	—	(1)	—
	(139)	(145)	(135)
Income tax expense	$297	$478	$530
Our income tax expense (benefit) differs from the federal statutory amount because of the effect of the items detailed in the table below.

	Year ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(in millions)
Federal tax at statutory rate	$258	21.0%	$387	21.0%	$435	21.0%
State income taxes, net of federal benefit (a)	57	4.7%	86	4.7%	97	4.7%
Changes in valuation allowance	(23)	(1.9)%	—	—%	—	—%
Other	5	0.4%	5	0.3%	(2)	(0.1)%
Effective tax rate	$297	24.2%	$478	26.0%	$530	25.6%
(a) The majority of the tax effect in this category was attributable to state taxes in California, New York, Florida, Illinois, New Jersey, Pennsylvania, and Michigan for each of the years presented.
We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, tax planning opportunities available in the jurisdictions in which we operate and excess tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statements of income. Current income tax expense has been offset by a corresponding change in net Comcast investment on the combined balance sheet. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. The determination of the realization of the net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, redetermination from taxing authorities, and laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse. We record the change in our combined financial statements in the period of enactment.

Federal Legislation
On July 4, 2025, the U.S. H.R.1. legislation (“H.R.1.”) was enacted in the United States and provides, among other things, for immediate deduction of 100% of the costs of qualified property, including significant portions of our capital expenditures and film and television production costs, acquired and placed into service after January 19, 2025, compared to the 40% and 20% deductions that would have applied in 2025 and 2026, respectively, under prior law. H.R.1 also reinstates the immediate deduction of domestic research and development expenses, retroactive to 2022, repealing the prior requirement to capitalize and amortize such costs over five years. H.R.1 resulted in a reduction in our income tax obligation in net Comcast investment of approximately $15 million and a corresponding increase in our deferred tax liability. There is no material impact on our income tax expense or effective tax rate.
Components of Net Deferred Tax Liability

	December 31,
	2025	2024
	(in millions)
Deferred Tax Assets:
Net operating loss and other loss carryforwards	$4	$28
Investments	30	26
Nondeductible accruals and other	25	11
Less: Valuation allowance	(12)	(37)
	47	27
Deferred Tax Liabilities:
Property and equipment	66	15
Intangible assets	169	437
	235	452
Net deferred tax liability	$188	$425
Changes in our Valuation Allowance for Deferred Tax Assets

	2025	2024	2023
	(in millions)
Beginning balance	$37	$36	$36
Additions charged to income tax expense and other accounts	10	1	—
Deductions from reserves	(35)	—	—
Ending balance	$12	$37	$36
As of December 31, 2025 and 2024, net operating loss carryforwards primarily related to subsidiaries included in our combined financial statements, which can be carried forward indefinitely. At December 31, 2025 our valuation allowances primarily related to these net operating loss carryforwards and the impairment of certain investments. The reduction in our net operating loss carryforwards and valuation allowance in 2025 primarily resulted from a change in the tax status of one of our subsidiaries.
Uncertain Tax Positions
From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax position using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include the allocation of income among state and local tax jurisdictions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our combined financial statements. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense (benefit). Our liability for uncertain tax positions was not material in any period presented.
The IRS has completed its examination of Comcast’s income tax returns for all years through 2022. Various states and foreign jurisdictions are examining Comcast’s tax returns and the tax years of those tax returns currently under examination vary by state, with most of the periods relating to tax years 2011 and forward.
Note 10. Commitments and Contingencies
Licensed Content
Our most significant fixed-price purchase obligations relate to long-term commitments for licensed content. Refer to Note 4 for additional information.
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any such legal proceedings or claims could be time-consuming and injure our reputation.
Note 11. Related Parties
Transactions
We enter into transactions with Comcast, of which prior to January 2, 2026, we were a wholly owned subsidiary, and its related parties in the ordinary course of our operations, including the license of content for use on our networks, the distribution of our television networks and purchases and sales of advertising. The nature of these services is similar to services that we purchase from or provide to third-parties. In addition, certain costs related to production activities that use centralized Comcast operations are directly charged to us based on usage.
Sales to related parties were $928 million, $1.26 billion and $1.34 billion during the years ended December 31, 2025, 2024 and 2023, respectively. Accounts receivable due for these transactions were $123 million and $208 million as of December 31, 2025 and 2024, respectively.
Costs of revenue from related parties were $973 million, $1.16 billion and $1.15 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized content costs related to these costs were $302 million and $286 million as of December 31, 2025 and 2024, respectively. Content obligations related to these costs were $94 million and $112 million as of December 31, 2025 and 2024, respectively.
Costs of advertising purchased from related parties were $8 million, $12 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are presented in selling, general and administrative expenses. Amounts payable for these transactions were not material as of December 31, 2025 or 2024.
Prior to the third quarter 2025, we had related party loan balances associated with the participation of certain of our subsidiaries in Comcast’s centralized cash management programs. Our receivable balances pursuant to these contracts were presented in other current assets in the combined balance sheets and totaled $35 million as of December 31, 2024. Our payable balances pursuant to these contracts were presented in accrued expenses and other current liabilities in the combined balance sheets and totaled $12 million as of December 31, 2024. Activity related to loans receivable and payable is presented in the combined statements of cash flows in other investing and other financing activities, respectively.

Shared Services and Other Allocated Costs
The combined financial statements include transactions involving shared services and assets (including expenses primarily related to personnel, advertising and marketing, facilities, information technology and network communications support and other overhead functions) and certain corporate administrative services (including charges for services such as accounting, tax, treasury and cash management, insurance, legal and risk management) that were provided to us by Comcast. These costs were generally allocated on a pro rata basis using an applicable measure of revenue applied to the relevant pool of costs (e.g., costs incurred at Comcast’s Media segment or corporate levels), including depreciation and amortization expense for shared assets. Allocated costs are included in costs of revenue and selling, general and administrative expenses in the combined statement of income and are reflected in the combined balance sheets and statements of cash flows as changes in net Comcast investment. These amounts represent management’s reasonable estimate of the costs incurred; however, they are not necessarily representative of the costs required for us to operate as an independent, publicly traded company.
Amounts recorded in cost of revenue for these services were $264 million, $266 million and $277 million in 2025, 2024 and 2023, respectively.
Amounts recorded in selling, general and administrative expenses for these services were $844 million, $870 million and $910 million in 2025, 2024 and 2023, respectively.
Note 12. Additional Financial Information
Supplemental Cash Flow Information
Cash, cash equivalents and restricted cash and cash equivalents at December 31, 2025 of $1.09 billion includes cash and cash equivalents of $55 million, restricted cash of $1.03 billion, and cash presented within assets held for sale of $3 million.
Non-cash investing activities for the year ended December 31, 2025 included approximately $168 million related to the contribution of a key operational hub located in Englewood Cliffs, New Jersey as part of a series of legal steps executed in October 2025 in anticipation of the Separation.
Held for Sale
During the fourth quarter of 2025, we initiated a process to sell SportsEngine and the related assets and liabilities were classified as held for sale in our combined balance sheet as of December 31, 2025. Upon classification as held for sale, this business was measured at the lower of its carrying amount or its estimated fair value less costs to sell. The assets held for sale are primarily comprised of goodwill of $149 million, property and equipment of $17 million and intangible assets of $14 million. Liabilities held for sale totaled $18 million and are presented in other current liabilities. We currently expect to complete the sale of SportsEngine during 2026.
Transaction Costs
Approximately $36 million of costs incurred by Comcast related to the Separation have been included in selling, general and administrative expenses in our combined statements of income for the year ended December 31, 2025. These costs include legal, consulting, advisory and audit fees that will directly benefit the Versant business as a standalone company, or for which the Versant business is the legal obligor.

Note 13. Subsequent Events
The Separation and Financing Arrangements
On January 2, 2026, we completed the Separation from Comcast through the distribution of 100% of the shares of Versant Class A common stock and Versant Class B common stock to holders of Comcast Class A common stock and Comcast Class B common stock as of the close of business on the record date of December 16, 2025. Comcast’s shareholders of record received one share of Versant Class A common stock or Versant Class B common stock for every 25 shares of Comcast Class A common stock or Class B common stock, respectively, held as of the record date. Immediately after the Separation, holders of Comcast’s common stock prior to the Separation owned 100% of our issued and outstanding shares. Prior to the Separation, the assets related to certain of Comcast’s cable television networks and digital platforms were contributed to, and the related liabilities were assumed, by Versant in accordance with certain agreements entered into in connection with the Separation. These agreements, among other things, effected the Separation and provide a framework for our relationship with Comcast after the Separation, including the separation and distribution agreement, the transition service agreement, the tax matters agreement and certain other agreements related to employee matters, intellectual property, and certain commercial arrangements.

In connection with the Separation, we issued approximately $3.0 billion of total debt, including Senior Notes issued in October 2025 and borrowings under the Term Loans drawn upon the Separation. These borrowings are further described in Note 8. A portion of the proceeds from these borrowings was used to fund a cash payment to Comcast of $2.25 billion at the time of the Separation as consideration for assets that were contributed to us in connection with the Separation.

The Company’s Articles of Incorporation were amended and restated following the Separation to provide the Company with the authority to issue up to 7.5 billion shares of $0.01 par value per share Class A common stock, up to 75 million shares of $0.01 par value per share of Class B common stock, and up to 20 million shares of preferred stock with no par value, Class A and Class B common stock have substantially identical rights, except with respect to voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 15 votes per share, and are entitled to any dividends when and as declared without regard to class. Holders of both stock classes vote together as a single class on all matters with respect to which a vote of the shareholders is required or permitted under applicable law, the Amended and Restated Articles of Incorporation, or the Bylaws of the Corporation, whereby Class B common stock in the aggregate are entitled to cast 33 1/3% of the votes, subject to reduction if the number of shares of Class B common stock outstanding is reduced. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.
Share-based Compensation Plans
In January 2026, in connection with the Separation, our Board of Directors adopted our Omnibus Equity Incentive Plan. A total of 19 million shares of the Company’s common stock have been reserved for issuance under the plan, subject to certain adjustments. The plan may be used to grant restricted stock and restricted stock unit awards, stock options and stock appreciation right awards. In connection with the Separation, 1.6 million RSUs, which were originally granted under Comcast’s equity plans, were converted into Versant RSUs for our employees in accordance with the employee matters agreement. In addition, on January 9, 2026, we granted approximately 500,000 RSUs to eligible employees vesting ratably over a three year service period and approximately 500,000 performance stock units to certain senior executives vesting after 3 years based on achievement of certain market conditions.

Dividends and Share Repurchase Authorization
On March 3, 2026, our Board of Directors declared our first quarter dividend of $0.375 per share to be paid in April 2026.
On March 3, 2026, our Board of Directors also authorized a share repurchase program under which the Company may purchase up to $1 billion of its outstanding shares of Class A common stock. The repurchase authorization does not obligate the Company to acquire any particular number of shares, and the program may be suspended, extended, modified or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Discussion of Financial Responsibility
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Under the rules and regulations of the SEC, the Company is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the Company files its Annual Report on Form 10-K for fiscal year ending December 31, 2026.

Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, other than the information set forth below, is incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Conduct is posted on our website located at investors.versantmedia.com/corporate-governance/documents-charters. To the extent required by the rules of the SEC and Nasdaq, we intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation
We incorporate the information required by this item by reference to our 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate the information required by this item by reference to our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We incorporate the information required by this item by reference to our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate the information required by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), by reference to our 2026 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Our combined financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Versant’s combined financial statements are found on page 42 of this report. Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the combined financial statements and notes thereto.
(b)Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-42856, except as otherwise noted):

2.1†+
Separation and Distribution Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 2.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).

3.1	Amended and Restated Articles of Incorporation of Versant Media Group Inc. (incorporated by reference to Exhibit 3.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).

3.2	Amended and Restated Bylaws of Versant Media Group Inc. (incorporated by reference to Exhibit 3.1 to Versant’s Current Report on Form 8-K filed on January 7, 2026).

4.1+
Indenture, dated as of October 29, 2025, between Versant Media Group, Inc., as issuer, and Citibank, N.A., as trustee and notes collateral agent (incorporated by reference to Exhibit 10.11 to Versant’s registration statement on Form 10 filed on December 3, 2025).

4.2
First Supplemental Indenture, dated January 2, 2026, among the Guarantors and Citibank N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to Versant’s Current Report on Form 8-K for the year ended January 5, 2026).

4.3	Description of Versant Media Group Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act.

10.1†+
Transition Services Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.1 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.2†+
Tax Matters Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.2 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.3†
Employee Matters Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.3 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.4*	Versant Media Group, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Versant’s Registration Statement on Form S-8, filed on January 9, 2026).

10.5*	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to Versant’s registration statement on Form 10 filed on December 3, 2025).

10.6*	Executive Employment Agreement of Mark Lazarus (incorporated by reference to Exhibit 10.6 to Versant’s registration statement on Form 10 filed on December 3, 2025).

10.7*	Executive Employment Agreement of Anand M. Kini (incorporated by reference to Exhibit 10.7 to Versant’s registration statement on Form 10 filed on December 3, 2025).

10.8*	Executive Employment Agreement of Jordan R. Fasbender (incorporated by reference to Exhibit 10.8 to Versant’s registration statement on Form 10 filed on December 3, 2025).

10.9*	Versant Media Group, Inc. Non-Employee Director Compensation Plan.

10.10*	Versant Media Group, Inc. Deferred Compensation Plan for Non-Employee Directors.

10.11*	Form of Non-Employee Director Restricted Stock Unit Award Agreement and Long-Term Incentive Awards Summary Schedule.

10.12*	Form of Performance Stock Unit Agreement (Founders Award) and Long-Term Incentive Awards Summary Schedule.

10.13*	Form of Restricted Stock Unit Agreement (Founders Award) and Long-Term Incentive Awards Summary Schedule.

10.14*	Form of Performance Stock Unit Agreement and Long-Term Incentive Awards Summary Schedule.

10.15*	Form of Restricted Stock Unit Agreement (Annual Award) and Long-Term Incentive Awards Summary Schedule.

10.16*	Form of Comcast Corporation 2022 Restricted Stock Unit Award Agreement.

10.17*	Form of Comcast Corporation 2023 Restricted Stock Unit Award Agreement.

10.18*	Comcast Corporation 2023 Omnibus Equity Incentive Plan Form of Restricted Stock Unit Award Agreement and Long-Term Incentive Awards Summary Schedule.

10.19†+
Credit and Guaranty Agreement, dated as of October 3, 2025, among Versant Media Group, Inc., as borrower, certain subsidiary guarantors party thereto from time to time, the financial institutions party thereto, as lenders and issuing banks, and J.P. Morgan Chase Bank, N.A., as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.9 to Versant’s registration statement on Form 10 filed on December 3, 2025).

10.20†+
Credit and Guaranty Agreement, dated January 2, 2026, among Versant Media Group, Inc., as borrower, certain subsidiary guarantors party thereto from time to time, the financial institutions party thereto, as lenders and issuing banks, and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Versant’s Form 8-K filed on January 5, 2026).

19	Versant Media Group, Inc. Insider Trading Policy.

21	List of subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Versant Media Group. Inc. Recoupment Policy.

101
The following financial statements from Versant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Consolidated Statement of Income; (2) the Consolidated Statement of Comprehensive Income; (3) the Consolidated Statement of Cash Flows; (4) the Consolidated Balance Sheet; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)

*	Constitutes a management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2026.

By:	/s/ MARK LAZARUS
Mark Lazarus
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK LAZARUS	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2026
Mark Lazarus

/s/ ANAND M. KINI	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	March 3, 2026
Anand M. Kini

/s/ GREGORY WRIGHT	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 3, 2026
Gregory Wright

/s/ DAVID NOVAK	Chairman	March 3, 2026
David Novak

/s/ REBECCA S. CAMPBELL	Director	March 3, 2026
Rebecca S. Campbell

/s/ CREIGHTON CORDON	Director	March 3, 2026
Creighton Condon

/s/ MICHAEL A. CONWAY	Director	March 3, 2026
Michael A. Conway

/s/ DAVID EUN	Director	March 3, 2026
David Eun

/s/ GERALD L. HASSEL	Director	March 3, 2026
Gerald L. Hassell

/s/ W. SCOTT MAHONEY	Director	March 3, 2026
W. Scott Mahoney

/s/ MARITZA MONTIEL	Director	March 3, 2026
Maritza Montiel

/s/ LEONARD POTTER	Director	March 3, 2026
Leonard A. Potter