Form 10-Q
period 2026-03-31
Versant Media Group, Inc.
filed 2026-05-14
CIK 2067876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, Versant Media Group, Inc. had 141,120,240 shares of Class A common stock and 377,775 shares of Class B common stock outstanding.

GENERAL MATTERS
Certain Definitions
“We,” “us,” “our,” “Company,” and “Versant,” refer to Versant Media Group, Inc., and its consolidated subsidiaries.

Rounding
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “would,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “opportunity,” “strategy,” “future,” “goal,” “commit,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties discussed in this Quarterly Report on Form 10-Q under the caption entitled “Risk Factors” and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”).
Our businesses may be affected by, among other things, changes in and/or risks associated with the following:
•the competitive environment;
•consumer behavior;
•distribution agreements;
•the advertising market;
•our brands and reputation;
•consumer acceptance of our content;
•growth of our digital platforms;
•use and protection of our intellectual property;
•cyber-attacks or incidents, information or security breaches or technology disruptions;
•weak economic conditions;
•personnel;
•labor disputes;
•laws and regulations;
•network rebrands;
•adverse decisions in litigation or governmental investigations;
•investments and acquisitions;
•our separation from Comcast Corporation;
•obligations associated with being a public company;
•our indebtedness; and
•other risks described from time to time in reports and other documents we file with the SEC.
Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they are made, and involve risks and uncertainties that could cause actual events or our actual results to differ materially from those expressed in any such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise. The amount and timing of any dividends and share repurchases are subject to business, economic and other relevant factors.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
	2026	2025
	(in millions, except per share data)
Revenue(a)	$1,687	$1,706
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)(a)	638	654
Selling, general and administrative	351	307
Depreciation and amortization	256	245
Total costs and expenses	1,245	1,207
Operating income	442	499
Interest expense	(52)	—
Investment and other income, net	8	—
Income before income taxes	398	499
Income tax expense	(112)	(132)
Net income	286	367
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Versant	$286	$367

Basic earnings per common share attributable to Versant shareholders	$1.99	$2.55
Diluted earnings per common share attributable to Versant shareholders	$1.99	$2.55
(a) Includes related party revenues and costs of revenue totaling $297 million and $234 million, respectively for the three months ended March 31, 2025.
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
	2026	2025
	(in millions)
Net income	$286	$367
Other comprehensive income, net of tax:
Currency translation adjustments, net of deferred taxes of $0 for each period	—	1
Gains on cash flow hedges, net of taxes of $1 million and $0	3	—
Comprehensive income attributable to Versant	$289	$367
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2026	2025
	(in millions)
Operating Activities
Net income	$286	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	245
Share-based compensation	17	3
Noncash interest expense	3	—
Deferred income taxes	(103)	(37)
Changes in operating assets and liabilities:
Current and noncurrent receivables, net	(391)	(81)
Content costs, net	70	35
Accounts payable	127	(33)
Other operating assets and liabilities	320	(23)
Net cash provided by operating activities	585	478
Investing Activities
Capital expenditures	(27)	(21)
Acquisitions of businesses and investments	(145)	—
Other	—	(2)
Net cash used in investing activities	(172)	(23)
Financing Activities
Proceeds from borrowings	1,973	—
Repurchases of common stock under repurchase program and employee plans	(100)	—
Net transfers to Comcast	(2,250)	(454)
Settlement payment from NBCUniversal	70	—
Other	(2)	(3)
Net cash used in financing activities	(309)	(458)
Increase (decrease) in cash, cash equivalents and restricted cash	104	(3)
Cash and cash equivalents and restricted cash, beginning of year	1,092	8
Cash and cash equivalents, end of period	$1,196	$5
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,193	$55
Restricted cash	—	1,034
Receivables, net	1,193	1,151
Assets held for sale	181	196
Other current assets	82	66
Total current assets	2,650	2,502
Content costs	584	539
Investments	241	214
Property and equipment, net of accumulated depreciation of $611 million and $615 million	424	423
Intangible assets, net of accumulated amortization of $8,949 million and $8,848 million	713	924
Goodwill	7,707	7,611
Other noncurrent assets, net	187	120
Total assets	$12,506	$12,333
Liabilities and Equity
Current Liabilities:
Accounts payable	$283	$151
Deferred revenue	77	163
Accrued content obligations	180	105
Accrued employee costs	84	62
Current portion of long-term debt	83	—
Accrued expenses and other current liabilities	434	141
Total current liabilities	1,140	622
Deferred income taxes	115	191
Noncurrent content obligations	74	72
Long-term debt	2,869	983
Other noncurrent liabilities	163	63
Commitments and contingencies
Equity:
Preferred stock, no par value — authorized 20 million shares; none issued as of March 31, 2026	—	—
Class A common stock, $0.01 par value — authorized 7.5 billion shares; issued and outstanding 141,103,811 shares as of March 31, 2026	1	—
Class B common stock, $0.01 par value — authorized 75 million shares; issued and outstanding 377,775 shares as of March 31, 2026	—	—
Additional paid-in capital	7,806	—
Retained earnings	231	—
Net Comcast investment	—	10,299
Accumulated other comprehensive loss	(4)	(7)
Total equity attributable to Versant	8,034	10,292
Noncontrolling interests	110	110
Total equity	8,145	10,402
Total liabilities and equity	$12,506	$12,333
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

			Additional
	Common Stock (a)		Paid-in	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Investment	AOCI(b)	Interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of January 1, 2026	—	$—	$—	$—	$10,299	$(7)	$110	$10,402
Separation-related transactions	—	—	—	—	(2,408)	—	—	(2,408)
Issuance of common stock upon Separation	144,169	1	7,890	—	(7,891)	—	—	—
Share-based compensation	7	—	17	—	—	—	—	17
Repurchases of common stock	(2,694)	—	(101)	—	—	—	—	(101)
Dividends ($0.375 per common share)	—	—	—	(55)	—	—	—	(55)
Net income	—	—	—	286	—	—	—	286
Other comprehensive income	—	—	—	—	—	3	—	3
Balance as of March 31, 2026	141,482	$1	$7,806	$231	$—	$(4)	$110	$8,145

			Additional
	Common Stock (a)		Paid-in	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	investment	AOCI(b)	interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of January 1, 2025	—	$—	$—	$—	$10,805	$(8)	$118	$10,915
Transactions with Comcast, net	—	—	—	—	(449)	—	—	(449)
Net income	—	—	—	—	367	—	—	367
Other comprehensive income	—	—	—	—	—	1	—	1
Balance as of March 31, 2025	—	$—	$—	$—	$10,723	$(7)	$119	$10,835
(a) Includes Class A and Class B common stock
(b) Accumulated other comprehensive income (loss)
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)
Note 1. Business, Basis of Presentation and Significant Accounting Policies
Description of the Company
Versant Media Group, Inc. (“Versant”, the “Company”, “we”, “us”, “our”) is a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a portfolio of brands comprised of networks, including USA Network, CNBC, MS NOW, Oxygen, E!, Syfy, and Golf Channel, and digital platforms, including Fandango, Rotten Tomatoes, GolfNow and SportsEngine.
On January 2, 2026, the separation (the “Separation”) of Versant from Comcast Corporation (“Comcast”) was completed. In connection with the completion of the Separation, the assets related to certain of Comcast’s cable television networks and digital platforms were contributed to, and the related liabilities were assumed by Versant in accordance with the separation and distribution agreement and other agreements entered into in connection with the Separation. These agreements, among other things, effected the Separation and provide a framework for our relationship with Comcast after the Separation, including the separation and distribution agreement, the transition service agreement, the tax matters agreement and certain other agreements related to employee matters, intellectual property, and certain commercial arrangements. On January 5, 2026, our common stock began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbol “VSNT”.
In connection with the Separation, we issued approximately $3.0 billion of total debt, including borrowings under term loans drawn upon the Separation, as well as senior notes issued in October 2025 (see Note 5). The proceeds from the senior notes were initially placed in escrow and presented as restricted cash as of December 31, 2025. A portion of the proceeds from these borrowings, including the amounts in escrow, which were released in connection with the Separation, was used to fund a cash payment to Comcast of $2.25 billion at the time of the Separation as consideration for assets that were contributed to us in connection with the Separation.
Basis of Presentation
We have prepared these interim condensed consolidated and combined financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our condensed consolidated and combined results of operations, cash flows and financial condition for the periods shown, including normal, recurring accruals and other items. The condensed consolidated and combined results of operations for the interim periods presented are not necessarily indicative of results for the full year.
Following the separation, our financial statements are presented on a consolidated basis and include all entities in which we have a controlling voting interest.

Prior to the Separation, Versant businesses were operated as part of Comcast’s Media segment. Accordingly, our financial statements for those periods are presented on a combined basis derived from Comcast’s historical accounting records as if Versant operations had been conducted independently from Comcast. The combined financial statements reflect the historical cost basis of assets and liabilities, which did not reflect all of the assets and liabilities of Versant following the Separation and included certain assets and liabilities that were retained by Comcast following the Separation. The combined financial statements also reflect the historical revenues, direct costs, and allocations of indirect costs for administrative functions and services performed on our behalf by other centralized functions within Comcast and allocations of costs for the use of shared assets (see Note 10). These expenses have been allocated on a pro rata basis using an applicable measure of revenue. All allocations and estimates reflected in the combined financial statements are based on assumptions that management believes are reasonable. However, the condensed combined financial statements do not purport to reflect what our results of operations, comprehensive income, financial position, or cash flows would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation.

The condensed consolidated and combined financial statements should be read in conjunction with the Company’s audited combined financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Segments
We present our operations in one reportable business segment and our Chief Executive Officer is the chief operating decision maker (“CODM”). Our business operates complementary brands, generating revenue through contracts or monetization strategies that span across brands, and leveraging integrated operational infrastructure. As a single segment entity, our segment performance measure used in the measurement of operational strength and performance and in the evaluation of underlying trends is net income attributable to Versant and the measure of segment assets is total assets. Additional information about our operations and these measures is presented in the condensed consolidated and combined financial statements, with further details included throughout the footnotes, including certain of our significant operating expenses in Note 3.
Recent Accounting Pronouncements
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

Note 2. Revenue

	Three months ended March 31,
	2026	2025
	(in millions)
Linear distribution	$1,006	$1,085
Advertising	368	388
Platforms	192	176
Content licensing and other	121	57
Total revenue	$1,687	$1,706
Pursuant to the terms of a commercial agreement entered into with Comcast in connection with the Separation, NBCUniversal Media, LLC (“NBCUniversal”) sells domestic linear and related digital advertising inventory on our behalf. We continue to recognize revenue for the amount earned from advertisers as advertisements are aired or delivered, net of agency commissions. Under the commercial agreement, Versant is generally paid based on impressions delivered and is not responsible for guaranteed audience ratings. Fees owed to NBCUniversal for the services under this arrangement are presented within selling, general and administrative expenses in our condensed consolidated statement of income for the periods following the Separation.
The amount of future revenue to be earned related to fixed price contracts with advertisers in excess of one year totaled $256 million as of March 31, 2026, which will be recognized over the next 5 years.
Balance Sheets

	March 31,	December 31,
	2026	2025
	(in millions)
Receivables, gross	$1,195	$1,161
Less: Allowance for credit losses	2	10
Receivables, net	$1,193	$1,151
Our most significant accounts receivable balances relate to our linear distribution agreements with large multichannel video providers. As of March 31, 2026 and December 31, 2025, our ten largest multichannel video provider customers accounted for approximately 60% and 56% of our total accounts receivable, respectively.
As of March 31, 2026 and December 31, 2025, the gift card liability for our movie ticket platform was $47 million and $51 million, respectively, including $32 million and $36 million in accrued expenses and other current liabilities, respectively, with the remainder presented in other noncurrent liabilities. Revenue recorded related to breakage on these gift cards was $4 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
Note 3. Costs of Revenue

	Three months ended March 31,
	2026	2025
	(in millions)
Programming and production	$519	$547
Other	119	108
Total costs of revenue	$638	$654

Programming and Production Costs

	Three months ended March 31,
	2026	2025
	(in millions)
Licensed, including sports rights	$302	$319
Owned	217	228
Total programming and production costs	$519	$547
Capitalized Content Costs

	March 31,	December 31,
	2026	2025
	(in millions)
Licensed, including sports advances	$492	$436
Owned:
In production and in development	18	30
Released, less amortization	74	73
	92	103
Content costs	$584	$539
Note 4. Goodwill
The changes in the carrying value of our goodwill balance were as follows:

March 31, 2026
(in millions)
Goodwill balance as of December 31, 2025	$7,611
Acquisition	96
Goodwill balance as of March 31, 2026	$7,707
Note 5. Debt Obligations

	March 31,	December 31,
	2026	2025
	(in millions)
7.250% Senior Secured Notes due 2031 (“Senior Notes”)	$1,000	$1,000
Term Loan A Facility	1,000	—
Term Loan B Facility	1,000	—
Unamortized debt issuance costs and discounts, net	(48)	(17)
Total long-term debt	2,952	983
Less: current portion of long-term debt, net	83	—
Long-term debt, net of current portion	$2,869	$983
The estimated fair value of our long-term debt obligations was $3.03 billion and $1.03 billion as of March 31, 2026 and December 31, 2025, respectively. Fair values of our Senior Notes were estimated using Level 2 inputs, based on external market data for debt with similar terms and maturities. The fair values of our variable rate term loans were estimated to approximate their face values.

On January 2, 2026, in connection with the Separation, we borrowed $1.0 billion under a term loan due January 2031 provided for in our October 2025 credit agreement (the “Term Loan A Facility”). On January 2, 2026, we also entered into a credit agreement providing for an additional term loan of $1.0 billion due January 2031 (the “Term Loan B Facility” and together with Term Loan A Facility, the “Term Loans”), which was fully funded on that date. The Term Loans and our $750 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”) are secured by substantially all the assets of the Company and its material, wholly-owned U.S. subsidiaries, subject to certain exceptions.
Term Loan A Facility and Term Loan B Facility require repayment of initial amounts borrowed of 5.00% and 7.00%, respectively, per annum payable in quarterly installments beginning on September 30, 2026, with the balance being payable at maturity. Contractual maturities of our debt obligations as of March 31, 2026 totaled $60 million in 2026 and approximately $120 million per year from 2027 to 2030, with the remainder payable in 2031.
The Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with the third quarter of 2026. As of March 31, 2026, no events of default have occurred under these facilities.
Derivatives and Hedging
In March 2026, we entered into interest rate swaps designated as cash flow hedges to manage our exposure to interest rate risk related to variable-rate debt obligations. As of March 31, 2026, the notional amount of these derivatives was $1.0 billion, and the fair values totaled $5 million and were classified within other current assets and other noncurrent assets in our consolidated balance sheet as of March 31, 2026. The fair values of these financial instruments are primarily based on Level 2 inputs based on valuation models that use observable market data. Changes in fair value of derivative instruments classified as cash flow hedges are recognized in accumulated other comprehensive income until the hedged item affects earnings. During the three months ended March 31, 2026, derivative gains (losses) recognized within interest expense on our consolidated statement of income were not material.
Cash flows related to derivative instruments designated as cash flow hedges are classified in our consolidated statements of cash flows based on the classifications of the underlying cash flows.
Note 6. Commitments and Contingencies
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any such legal proceedings or claims could be time-consuming and injure our reputation.

Note 7. Stockholders’ Equity
Capitalization
The Separation from Comcast was completed on January 2, 2026 through the distribution of 100% of the shares of Versant Class A common stock and Versant Class B common stock to holders of Comcast Class A common stock and Comcast Class B common stock as of the close of business on the record date of December 16, 2025. Comcast’s shareholders of record received one share of Versant Class A common stock or Versant Class B common stock for every 25 shares of Comcast Class A common stock or Class B common stock, respectively, held as of the record date. Immediately following the Separation, holders of Comcast’s common stock prior to the Separation owned 100% of our issued and outstanding shares.
Our Articles of Incorporation were amended and restated following the Separation to provide us with the authority to issue up to 7.5 billion shares of $0.01 par value per share Class A common stock, up to 75 million shares of $0.01 par value per share of Class B common stock, and up to 20 million shares of preferred stock with no par value. The number of votes that each share of Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding, with each share of Class B common stock having 15 votes per share, and are entitled to any dividends when and as declared without regard to class. The Class B common stock represents 33 1/3% of the combined voting power of our common stock. On each matter to be voted on, the holders of Class A common stock and Class B common stock will vote together. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.
Dividends
On March 3, 2026, our Board of Directors declared our first quarter dividend of $0.375 per share, which was paid on April 22, 2026 to shareholders of record as of the close of business on April 1, 2026. On May 14, 2026, our Board of Directors declared our second quarter dividend of $0.375 per share, payable on July 22, 2026 to shareholders of record as of the close of business on July 1, 2026.
Accumulated Other Comprehensive Income (loss)
Changes in accumulated other comprehensive loss (“AOCI”) by component, net of income taxes, for the three months ended March 31, 2026 were as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Total AOCI
	(in millions)
Balance as of December 31, 2025	$(7)	$—	$(7)
Accumulated other comprehensive income before reclasses, net of taxes	—	4	4
Reclasses from accumulated other comprehensive income, net of taxes	—	(1)	(1)
Balance as of March 31, 2026	$(7)	$3	$(4)

Weighted-Average Common Shares Outstanding

	Three Months Ended March 31,
	2026	2025 (a)
	(in thousands)
Weighted-average number of common shares outstanding - basic (b)	143,378	144,169
Effect of dilutive securities	30	—
Weighted-average number of common shares outstanding - diluted (b)	143,409	144,169

Weighted average antidilutive securities	2,018	—
__________________________________
(a) For periods prior to the Separation on January 2, 2026, the computation of basic and diluted earnings per share was calculated using shares of Versant common stock outstanding on the date of the Separation.
(b) Includes Class A and Class B common stock.

Diluted earnings per share is calculated using the treasury stock method and includes the impact of unvested share-based compensation awards (see Note 8) to the extent dilutive. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted earnings per share because their effect would have been antidilutive.

Note 8. Share-based Compensation
In January 2026, in connection with the Separation, our Board of Directors adopted our Omnibus Equity Incentive Plan (the “Plan”). A total of 19 million shares of the Company’s Class A common stock were initially reserved for issuance under the Plan, subject to certain adjustments. The Plan may be used to grant awards in the form of restricted stock, restricted stock units, stock options, stock appreciation right awards or other share-based awards. As of March 31, 2026, 16,138,578 shares were available for future issuances.
Restricted Stock Units
In connection with the Separation, restricted stock units (“RSUs”) originally granted to our employees under Comcast’s equity incentive plans were converted into Versant RSUs in accordance with the employee matters agreement.
During the three months ended March 31, 2026, we granted RSUs to eligible employees, which vest ratably over a three-year service period. In addition, we granted RSUs to our board of directors, which will vest on the annual meeting date. The fair value of RSUs is measured based on the closing price of our Class A common stock on the date of grant and the associated expense is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
During the three months ended March 31, 2026, we also granted performance stock units (“PSUs”) to certain of our senior executives, which vest at the end of a three-year service period, and the number of shares that ultimately vest are subject to either market conditions or a combination of market and performance conditions. We estimate the fair value of PSUs using a Monte Carlo simulation and the fair values of PSUs granted during the three months ended March 31, 2026 were estimated using a weighted average expected volatility of 33.3% and a weighted average risk-free interest rate of 3.5%. Compensation expense for awards subject only to market conditions is recognized based on the grant date fair value on a straight-line basis over the requisite service period. Our PSUs with performance conditions include provisions whereby performance targets are not yet approved or are subject to adjustment, and as such compensation expense is recognized over the requisite service period based on fair value determined at the end of each reporting period and the probable outcome of the performance conditions.

Each of our unvested RSU and PSU awards that is held as of a dividend record date is entitled to a dividend equivalent equal to the amount paid with respect to one share of Class A Common Stock, which will be paid upon vesting of the underlying awards. Certain equity awards also contain accelerated vesting provisions upon meeting certain retirement eligibility provisions, based on age and service. We recognize forfeitures as they occur.

	Three months ended March 31,
	2026	2025
	(in millions)
Share-based compensation expense	$17	$3
The following table presents our share-based compensation activity for the three months ended March 31, 2026:

	RSUs		PSUs (a)
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Converted at Separation (b)	1,561,168	$55.68	—	$—
Granted	1,976,261	$36.10	892,018	$38.36
Vested	11,812	$60.27	—	$—
Forfeited	15,638	$45.52	—	$—
Outstanding - March 31, 2026	3,509,979	$44.68	892,018	$42.05
_________________________________________
(a) Amounts represent the number of PSUs in agreements with senior executives. For awards with performance targets not yet approved or subject to adjustment, fair values are presented at the time agreements are approved and as of the end of the period.
(b) Amounts represent awards outstanding prior to the Separation with the number of shares and fair value adjusted to reflect the impacts of the conversion formula as outlined in the employee matters agreement.
As of March 31, 2026, unrecognized compensation expense related to unvested RSUs was $128 million, and is expected to be recognized over a weighted-average period of approximately 2.9 years. As of March 31, 2026, unrecognized compensation expense related to unvested PSUs is based on the number of PSUs presented in the table above and was $35 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 9. Additional Financial Information
Supplemental Cash Flow Information

	March 31,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,193	$55
Restricted cash	—	1,034
Assets held for sale	3	3
Total cash and cash equivalents and restricted cash on statement of cash flows	$1,196	$1,092
During the three months ended March 31, 2026, we paid $31 million cash for interest and $11 million cash for income taxes. As of March 31, 2026, income taxes payable was $205 million, which is reflected in accrued expenses and other current liabilities.

Held for Sale
During the second quarter of 2026, we sold most of the SportsEngine business and the related assets and liabilities were classified as held for sale in our consolidated and combined balance sheets. The assets held for sale as of March 31, 2026 and December 31, 2025 are primarily comprised of goodwill of $149 million, property and equipment of $21 million and $17 million, respectively, and intangible assets of $14 million. Liabilities held for sale totaled $19 million and $18 million were presented in other current liabilities as of March 31, 2026 and December 31, 2025, respectively. The assets held for sale were measured at estimated fair value less costs to sell as of March 31, 2026, resulting in an immaterial adjustment recorded within depreciation and amortization expense for the three months ended March 31, 2026.
Note 10. Related Parties
Prior to the Separation, our transactions with Comcast and its subsidiaries were considered related party transactions. Following separation, transactions with Comcast are not considered related party transactions.
Transactions
Prior to the Separation, Comcast provided us with significant corporate, infrastructure and shared services, including the license of content for use on our networks, the distribution of our television networks and purchases and sales of advertising. The nature of these services was similar to services that we purchase from or provide to third-parties. In addition, certain costs related to production activities that use centralized Comcast operations were directly charged to us based on usage. The following disclosures summarize related party activity between us and Comcast, which occurred prior to our Separation, and are included in the condensed combined financial statements for the three months ended March 31, 2025 and as of December 31, 2025.
Sales to related parties were $297 million for the three months ended March 31, 2025. Accounts receivable due for these transactions were $123 million as of December 31, 2025.
Costs of revenue from related parties were $161 million for the three months ended March 31, 2025. Capitalized content costs related to these costs were $302 million as of December 31, 2025. Content obligations related to these costs were $94 million as of December 31, 2025.
Costs of advertising purchased from related parties were $3 million for the three months ended March 31, 2025, and are presented in selling, general and administrative expenses.
Prior to the third quarter of 2025, we had related party loan balances associated with the participation of certain of our subsidiaries in Comcast’s centralized cash management programs. Activity related to loans receivable and payable is presented in the combined statements of cash flows in other investing and other financing activities, respectively.
Shared Services and Other Allocated Costs
The condensed combined financial statements for the three months ended March 31, 2025 and as of December 31, 2025 include transactions involving shared services and assets (including expenses primarily related to personnel, advertising and marketing, facilities, information technology and network communications support and other overhead functions) and certain corporate administrative services (including charges for services such as accounting, tax, treasury and cash management, insurance, legal and risk management) that were provided to us by Comcast. These costs were generally allocated on a pro rata basis using an applicable measure of revenue applied to the relevant pool of costs (e.g., costs incurred at Comcast’s Media segment or corporate levels), including depreciation and amortization expense for shared assets. Allocated costs are included in costs of revenue and selling, general and administrative expenses in the combined statement of income and are reflected in the combined balance sheets and statements of cash flows as changes in net Comcast investment. These amounts represent management’s reasonable estimate of the costs incurred; however, they are not necessarily representative of the costs required for us to operate as an independent, publicly traded company. For the three months ended March 31, 2025, amounts recorded in cost of revenue and selling, general and administrative expenses for these services were $73 million and $236 million, respectively.

Note 11. Subsequent Events
In May 2026, we entered into a new lease agreement for corporate offices in New York City, New York. The lease is expected to commence in the third quarter of 2026, with an initial term of 18 years and includes options to extend the term for up to an additional 10 years. Total minimum lease payments under the agreement are approximately $286 million over the initial lease term.
In April 2026, our Board of Directors approved an Employee Stock Purchase Plan, authorizing approximately 2,000,000 shares of our Class A common for future issuances, subject to shareholder approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated and combined financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. For more information about our company’s operations, see “Item 1. Business” in our Annual Report on Form 10-K. The following discussion and analysis includes forward-looking statements. These forward-looking statements are based on our current expectations and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as well as those discussed below and elsewhere in this report, particularly in “Special Note About Forward Looking Statements” and “Item 1A. Risk Factors.”
Overview
We are a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a strong portfolio of brands comprised of renowned networks and complementary digital platforms.
The following is a summary of our financial performance:
•Revenue of $1.69 billion and $1.71 billion for the three months ended March 31, 2026 and 2025, respectively.
•Net income attributable to Versant of $286 million and $367 million for the three months ended March 31, 2026 and 2025, respectively.
•Adjusted EBITDA of $704 million and $757 million for three months ended March 31, 2026 and 2025, respectively. Adjusted EBITDA is a financial measure not defined by GAAP. See “Non-GAAP Financial Measures” below for additional information, including our definition and use of Adjusted EBITDA and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
•Cash flows from operations of $585 million and $478 million for three months ended March 31, 2026 and 2025, respectively.
Recent Events and Factors Affecting Results of Operations and Comparability
Separation and Transition to Standalone Company
Versant became a standalone public company following the Separation from Comcast on January 2, 2026. We have incurred and will continue to incur incremental costs related to operating as a public company, including external reporting, internal audit, treasury, investor relations, board of directors, and stock administration, and expanding the services of existing functions such as information technology, finance, supply chain, human resources, legal, tax, facilities and insurance. These costs are higher than operating costs in our combined financial statements for periods prior to the Separation, which were generally allocated on a pro rata basis using an applicable measure of revenue. Accordingly, the combined financial statements for periods prior to the Separation do not reflect our results of operations, financial position, and cash flows had we been a separate, standalone company during those historical periods. See Note 1 to our consolidated and combined financial statements for additional information on the basis of presentation of the financial statements included in this report.
In connection with the Separation, we incurred approximately $3.0 billion of debt, including our Senior Notes and Term Loans (see Note 5). A portion of the proceeds from these borrowings were used to fund a cash payment to Comcast of $2.25 billion.

Key Factors Affecting Our Business
We believe the key business and marketplace factors that are impacting our business include the following:
•Consumer Demand for Cable Television. The amount of revenue we earn from multichannel video programming distributors (“MVPDs”) for the distribution of our networks has declined in recent years, primarily reflecting ongoing declines in MVPD subscriber levels due to evolving consumer preferences for consuming video content, and is expected to continue to decline in the future. As a result of these trends, we expect that our future success will depend on, among other things, our ability to compete with alternative content distribution platforms, our success in reaching new audiences by extending our content offerings through new distribution outlets, and our continued ability to distribute our networks on MVPDs on favorable terms.
•Advertising. We derive significant revenue from selling advertising on our networks, and have experienced in recent years, and expect to continue to experience, declines in advertising revenue caused by changes in advertiser priorities primarily due to increased competition for the leisure time of viewers and increased audience fragmentation primarily from greater use of streaming and digital platforms (all of which we expect will continue in the foreseeable future), as well as by cyclical factors, such as election cycles and the timing of sporting events and macroeconomic conditions. In addition, lower audience ratings and reduced viewership, which our networks have experienced, and likely will continue to experience, affect pricing and the willingness of advertisers to purchase advertising.
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
We evaluate these and other factors as we develop and execute our strategies.

Operating Results

	Three months ended March 31,		Change
	2026	2025	%
	(in millions)
Revenue	$1,687	$1,706	(1.1)%
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)	638	654	(2.6)
Selling, general and administrative	351	307	14.3
Depreciation and amortization	256	245	4.5
Total costs and expenses	1,245	1,207	3.2
Operating income	442	499	(11.4)
Interest expense	(52)	—	NM
Investment and other income, net	8	—	NM
Income before income taxes	398	499	(20.3)
Income tax expense	(112)	(132)	(15.1)
Net income	286	367	(22.2)
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Versant	$286	$367	(22.1)%

Basic earnings per common share attributable to Versant shareholders	$1.99	$2.55	(22.0)%
Diluted earnings per common share attributable to Versant shareholders	$1.99	$2.55	(22.0)%

Adjusted EBITDA(a)	$704	$757	(7.0)%
Percentage changes that are considered not meaningful are denoted with NM.
(a) Adjusted EBITDA is a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
Revenue

	Three months ended March 31,		Change
	2026	2025	%
	(in millions)
Revenue
Linear distribution	$1,006	$1,085	(7.3)%
Advertising	368	388	(5.2)
Platforms	192	176	9.5
Content licensing and other	121	57	113.5
Total revenue	$1,687	$1,706	(1.1)%
Linear distribution revenue decreased in three months ended March 31, 2026 primarily due to continued declines in subscribers, partially offset by contractual rate increases. We expect to experience continued declines in the number of subscribers and linear distribution revenue, as further discussed in “Key Factors Affecting Our Business.”

Advertising revenue decreased in three months ended March 31, 2026 as compared to the corresponding prior year period, primarily due to decreases at our networks as a result of ratings declines, partially offset by incremental revenue from a new acquisition. Ratings for the three months ended March 31, 2026 continued to be negatively impacted by trends in linear advertising.
We expect to experience continued ratings declines at our networks and continued shifts toward digital advertising in future periods, and these trends are further discussed in “Key Factors Affecting Our Business.”
Platforms revenue increased for the three months ended March 31, 2026, primarily due to increased revenue related to movie ticket purchases through our platform resulting from underlying box office performance, video-on-demand transactions, and incremental revenue from a new acquisition. The increase was also due to higher transactional volumes related to services provided to golf courses, including on-site payment facilitation services.
Content licensing and other revenue increased for the three months ended March 31, 2026, primarily due to timing of content licensing agreements, which includes the impact of a large licensing agreement recognized in the current period.
Costs and Expenses
Costs of Revenue

	Three months ended March 31,		Change
	2026	2025	%
	(in millions)
Costs of Revenue
Programming and production	$519	$547	(5.2)%
Other	119	108	10.5
Total costs of revenue	$638	$654	(2.6)%
Programming and production costs decreased for the three months ended March 31, 2026, primarily due to allocated costs from Comcast in the prior year period, which were higher than our actual costs incurred following the Separation, as well as reductions in costs for licensed and owned entertainment programming, partially offset by costs related to a large content licensing agreement recognized during the three months ended March 31, 2026.
Programming and production costs are our most significant costs of revenue and are further discussed in “Key Factors Affecting Our Business” above.
Other costs of revenue increased for the three months ended March 31, 2026, primarily due to higher transactional volumes related to our digital platforms, and increased costs from a new acquisition.
Selling, General and Administrative Expense
Selling, general and administrative expense increased for the three months ended March 31, 2026, primarily driven by incremental costs related to operating as an independent public company with standalone corporate administrative, facilities and support functions following the Separation, as well as costs associated with our commercial agreements with NBCUniversal following the Separation, primarily relating to the sale of advertising. Prior to the Separation, our combined financial statements reflected direct costs, and allocations of indirect costs for administrative functions and services performed on our behalf by centralized functions within Comcast and allocations of costs for the use of shared assets, allocated on a pro rata basis using an applicable measure based on revenue applied to the relevant pool of costs. As such, our historical costs were not representative of our operating costs as a standalone company following the Separation.

Depreciation and Amortization Expense
Depreciation and amortization expense increased for the three months ended March 31, 2026, primarily due to an adjustment related to assets held-for-sale, the impact of new acquisitions, and incremental depreciation expense on facilities and related assets, which were transferred to Versant in connection with the Separation. These increases were partially offset by amortization expense in the prior year period related to certain intangible assets that did not transfer to Versant following the Separation.
Interest Expense
Interest expense for the three months ended March 31, 2026 was primarily attributable to interest on our Senior Notes and Term Loans, which were issued in connection with the Separation. See Note 5 to our condensed consolidated and combined financial statements for additional information on our debt obligations.
Investment and Other Income, Net
Investment and other income, net, for the three months ended March 31, 2026 was primarily comprised of interest income on cash and cash equivalents.
Income Tax Expense
Our effective income tax rate was 28.1% and 26.4% for the three months ended March 31, 2026 and 2025, respectively. The decrease in income tax expense for the three months ended March 31, 2026 was primarily due to lower income before income taxes. The effective income tax rate for the three months ended March 31, 2026 was impacted by the adjustment related to assets held-for-sale, which had no corresponding income tax benefit. We expect an increased effective tax rate in the second quarter of 2026 due to a noncash income tax charge resulting from the completion of the sale.

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
Reconciliation from Net Income Attributable to Versant to Adjusted EBITDA

	Three months ended March 31,
	2026	2025
	(in millions)
Net income attributable to Versant	$286	$367
Net income attributable to noncontrolling interests	—	—
Income tax expense	112	132
Investment and other income, net	(8)	—
Interest expense	52	—
Depreciation and amortization	256	245
Adjustments(a)	5	12
Adjusted EBITDA	$704	$757
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

	Three months ended March 31,
	2026	2025
	(in millions)
Transaction costs	$2	$11
Transaction-related costs	3	1
Total transaction and transaction-related costs	$5	$12

Liquidity and Capital Resources

	March 31,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,193	$55
Restricted cash	$—	$1,034
Total long-term debt	$2,952	$983

We generate significant cash flows from operating activities. Prior to the Separation, we operated within Comcast’s cash management structure, which used a centralized approach to cash management and financing of our operations. This arrangement is not reflective of the manner in which we would have financed our operations had we been an independent, publicly traded company prior to the Separation.
In connection with the Separation, we issued $3.0 billion of total debt, including the Senior Notes issued in October 2025 and borrowings under the Term Loans drawn upon the Separation. In addition, we entered into a $750 million Revolving Credit Facility in connection with the Separation, which remains undrawn. During the three months ended March 31, 2026, we entered into variable-to-fixed interest rate swaps totaling $1.0 billion, which effectively convert a portion of our variable-rate borrowings to fixed rates. As a result, as of March 31, 2026, approximately 67% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges and approximately 33% remained variable.
Our Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that require us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with our third quarter of 2026. As of March 31, 2026, no events of default occurred in connection with our debt obligations. See Note 5 to the condensed consolidated and combined financial statements for additional information relating to our debt obligations.
At the time of the Separation, a portion of the proceeds from our borrowings, including the restricted cash on our balance sheet as of December 31, 2025, was used to fund a cash payment to Comcast of $2.25 billion as consideration for assets that were contributed to us in connection with the Separation. We also received a separate $70 million payment from NBCUniversal in connection with the Separation. Certain net working capital amounts, including outstanding advertising sales receivables, were retained by Comcast following the Separation, which negatively impacted net cash provided by operating activities in 2026.
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
We expect to utilize our cash flows to continue to invest across our business, whether through organic or inorganic growth strategies, as well as to repay our indebtedness over time and return value to our shareholders through dividends and repurchases of our common stock.
See Note 5 to the combined financial statements for additional information relating to our debt obligations.

Cash Flow Information

	Three months ended March 31,
	2026	2025
	(in millions)
Cash provided by operating activities	$585	$478
Cash used in investing activities	$(172)	$(23)
Cash used in financing activities	$(309)	$(458)
Cash Provided by Operating Activities
Net cash provided by operating activities increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a net favorable change in operating assets and liabilities, which was partially offset by decreases in net income and due to deferred income taxes. The change in operating assets and liabilities was primarily due to increases in accounts payable and other operating assets and liabilities resulting from liabilities incurred as a standalone entity, including income taxes payable, compared to periods prior to the Separation, during which we were allocated costs and participated in Comcast’s centralized cash management processes. These increases were partially offset by an increase in accounts receivable due to lower collections in the current year primarily as a result of Comcast retaining advertising sales receivables following the Separation.
As described above, prior to the Separation, we have historically participated in Comcast’s centralized cash management process, and as a result, our results as a standalone company during the three months ended March 31, 2026 are not comparable to the amounts and timing of operating receipts and payments for the three months ended March 31, 2025. In addition, operating assets and liabilities in our combined statements of cash flows generally fluctuate based on the timing of amortization and related payments for our content costs and the timing of collections of receivables.
Cash Used in Investing Activities
Net cash used in investing activities increased during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to cash spent for business acquisitions and investments during the three months ended March 31, 2026. In addition, capital expenditures increased for the three months ended March 31, 2026, due to increased spending required to operate as a standalone company.
Cash Used in Financing Activities
Net cash used in financing activities during three months ended March 31, 2026 primarily included a $2.25 billion cash payment to Comcast as consideration for assets that were contributed to us in connection with the Separation and our share repurchases, partially offset by net proceeds from the Term Loans of $1.97 billion and a $70 million payment we received from NBCUniversal at the time of the Separation. Net transfers to Comcast of $454 million in the prior year period primarily resulted from cash generated from operating activities and swept to Comcast, partially offset by increased capital expenditures funded through Comcast’s centralized cash management program.
We repurchased 2,694,125 of our Class A common shares for $100 million during the three months ended March 31, 2026 under our new $1.0 billion share repurchase program authorized by our Board of Directors on March 3, 2026 (“2026 Share Repurchase Program”). As of March 31, 2026, the remaining repurchase availability under our share repurchase program was $900 million. Under the 2026 Share Repurchase Program, repurchases can be made using a variety of methods, which may include open market purchases, block trades, privately negotiated transactions, accelerated share repurchase programs and/or Rule 10b5-1 or other non-discretionary trading plans. The timing, manner, price, and amount of any common share repurchases under the 2026 Share Repurchase Program are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price, and economic and market conditions. The 2026 Share Repurchase Program does not obligate the Company to acquire any specific number of common shares, and the program may be suspended, extended, modified or discontinued at any time.

In May 2026, we announced that we expect to enter into a $100 million accelerated share repurchase agreement commencing on May 15, 2026, to repurchase $100 million of Class A common shares under our 2026 Share Repurchase Program. We anticipate completing the transaction during the second quarter of 2026.
On March 3, 2026, our Board of Directors declared our first quarter dividend of $0.375 per share, which was paid on April 22, 2026. On May 14, 2026, our Board of Directors declared our second quarter dividend of $0.375 per share, payable on July 22, 2026 to shareholders of record as of the close of business on July 1, 2026.

Contractual Obligations
In May 2026, we entered into a new lease agreement for our corporate headquarters office location in New York City, New York. See Note 11 for additional information.
See the disclosure under the “Contractual Obligations” caption within the “Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for information on our other material cash obligations.
Critical Accounting Estimates
The preparation of our condensed consolidated and combined financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 to the condensed consolidated and combined financial statements for recently issued and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk primarily relates to interest rate changes on our debt obligations.
Interest Rate Risk
Our debt obligations consist of our $1.0 billion in aggregate principal amount 7.250% Senior Notes due in January 2031 and $2.0 billion of borrowings under Term Loans due January 2031, which bear interest at a benchmark rate plus a borrowing margin. As a result, we are exposed to market risk of adverse changes in interest rates related to these arrangements.
In order to manage the cost and volatility relating to the interest cost of our variable rate debt, we use interest rate risk management derivative transactions in accordance with our policy. We do not engage in any speculative or leveraged derivative transactions. During the three months ended March 31, 2026, we entered into interest rate swaps with a notional amount of $1.0 billion, which effectively convert a portion of our variable-rate borrowings to fixed rates. These interest rate swaps have been designated as cash flow hedges. The effect of our interest rate derivative financial instruments to our consolidated interest expense for the three months ended March 31, 2026 was not material.
As of March 31, 2026, approximately 67% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in our interest expense, including the effects of our interest rate swap agreements, of approximately $3 million.
Counterparty Credit Risk Management
We manage the credit risks associated with our derivative financial instruments through diversification and evaluation and monitoring of creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. As of March 31, 2026, we were not required to post collateral under the terms of our agreements, nor did we hold any collateral under the terms of our agreements.
Item 4. Controls and Procedures
Management’s Discussion of Financial Responsibility
Under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. Based on this evaluation, our CEO and CFO concluded that as of March 31, 2026, our disclosure controls and procedures were effective such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Separation, we relied on certain business processes and internal controls over financial reporting performed by Comcast. Upon the Separation, we assumed responsibility for these processes and internal controls, including those related to information technology, financial reporting, legal and corporate governance. We have also revised and adopted the necessary policies, procedures and processes to meet regulatory requirements of a standalone public company, which we will continue to assess to determine our internal controls over financial reporting are effective.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities.
The table below summarizes Versant’s common stock repurchases during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
January 1-31, 2026	—	$—	—	$—
February 1-28, 2026	—	—	—	—
March 1-31, 2026	2,694,125	37.12	2,694,125	900,000,037
Total	2,694,125	$37.12	2,694,125	$900,000,037
(a) On March 3, 2026, the Company announced the 2026 Share Repurchase Program under which the Company is authorized to purchase up to $1 billion of its outstanding shares of Class A common stock, which has no expiration date. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of shares, and the program may be suspended, extended, modified, or discontinued at any time. In May 2026, the Company announced that we expect to enter into a $100 million accelerated share repurchase agreement commencing on May 15, 2026, to repurchase $100 million of Class A common shares under our 2026 Share Repurchase Program. We anticipate completing the transaction during the second quarter of 2026.
Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 2.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).

3.1	Amended and Restated Articles of Incorporation of Versant Media Group Inc. (incorporated by reference to Exhibit 3.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).
3.2	Amended and Restated Bylaws of Versant Media Group Inc. (incorporated by reference to Exhibit 3.2 to Versant’s Current Report on Form 8-K filed on January 7, 2026).
4.1
First Supplemental Indenture, dated January 2, 2026, among the Guarantors and Citibank N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).

10.1
Transition Services Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.1 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.2
Tax Matters Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.2 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.3
Employee Matters Agreement between Comcast Corporation and Versant Media Group, Inc., dated January 2, 2026 (incorporated by reference to Exhibit 10.3 to Versant’s Current Report on Form 8-K filed on January 2, 2026).

10.4*	Versant Media Group, Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Versant’s Registration Statement on Form S-8, filed on January 9, 2026).
10.5*	Versant Media Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.9 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).
10.6*	Versant Media Group, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).
10.7*
Form of Non-Employee Director Restricted Stock Unit Award Agreement and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.11 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).

10.8*
Form of Performance Stock Unit Agreement (Founders Award) and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.12 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).

10.9*
Form of Restricted Stock Unit Agreement (Founders Award) and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.13 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).

10.10*	Form of Performance Stock Unit Agreement and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.14 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).
10.11*
Form of Restricted Stock Unit Agreement (Annual Award) and Long-Term Incentive Awards Summary Schedule (incorporated by reference to Exhibit 10.15 to Versant’s Annual Report on Form 10-K filed on March 3, 2026).

10.12*
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

101
The following financial statements from Versant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the Securities and Exchange Commission on May 14, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Condensed Consolidated and Combined Statements of Income; (2) the Condensed Consolidated and Combined Statements of Comprehensive Income; (3) the Condensed Consolidated and Combined Statements of Cash Flows; (4) the Condensed Consolidated and Combined Balance Sheets; (5) the Condensed Consolidated and Combined Statement of Changes in Equity; and (6) the Notes to the Condensed Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)

*	Constitutes a management contract or compensatory plan or arrangement.

Table of Contents
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT MEDIA GROUP, INC.

Date: May 14, 2026	By:	/s/ Anand M. Kini
	Name:	Anand M. Kini
	Title:	Chief Financial Officer and Chief Operating Officer