Form 10-Q
period 2026-06-30
Versant Media Group, Inc.
filed 2026-08-06
CIK 2067876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, Versant Media Group, Inc. had 138,792,303 shares of Class A common stock and 377,775 shares of Class B common stock outstanding.

GENERAL MATTERS
Certain Definitions
“We,” “us,” “our,” “Company,” and “Versant” refer to Versant Media Group, Inc., and its consolidated subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Revenue(a)	$1,644	$1,708	$3,331	$3,415
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)(a)	650	700	1,288	1,354
Selling, general and administrative	369	355	720	662
Depreciation and amortization	258	244	514	489
Total costs and expenses	1,277	1,298	2,522	2,505
Operating income	367	410	809	910
Interest expense	(52)	—	(105)	—
Investment and other income (loss), net	9	(1)	16	(1)
Income before income taxes	323	409	721	908
Income tax expense	(112)	(106)	(224)	(238)
Net income	211	303	497	670
Less: Net income attributable to noncontrolling interests	—	1	—	1
Net income attributable to Versant	$211	$302	$497	$669

Basic earnings per common share attributable to Versant shareholders	$1.50	$2.09	$3.49	$4.64
Diluted earnings per common share attributable to Versant shareholders	$1.49	$2.09	$3.49	$4.64
(a) Includes related party revenues totaling $276 million and $573 million, and related party costs of revenue totaling $273 million and $505 million, respectively, for the three and six months ended June 30, 2025.
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income	$211	$303	$497	$670
Other comprehensive income, net of tax:
Currency translation adjustments, net of deferred taxes of $0 for each period	(1)	2	(2)	3
Gains on cash flow hedges, net of taxes of $2 million and $3 million, respectively, in the three months and six months ended June 30, 2026 and $0 in 2025	6	—	10	—
Comprehensive income	216	305	505	673
Less: Net income attributable to noncontrolling interests	—	1	—	1
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Versant	$216	$304	$505	$672
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities
Net income	$497	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514	489
Share-based compensation	33	14
Noncash interest expense	5	—
Net loss on investment activity and other	2	2
Deferred income taxes	(110)	(67)
Changes in operating assets and liabilities:
Current and noncurrent receivables, net	(523)	(22)
Content costs, net	68	64
Accounts payable	105	(13)
Other operating assets and liabilities	376	(24)
Net cash provided by operating activities	967	1,113
Investing Activities
Capital expenditures	(59)	(63)
Acquisitions of businesses and investments	(199)	—
Proceeds from sale of business	140	—
Other	—	(14)
Net cash used in investing activities	(119)	(77)
Financing Activities
Proceeds from borrowings	1,973	—
Repurchases of common stock under repurchase program and employee plans	(200)	—
Dividends paid	(53)	—
Net transfers to Comcast	(2,250)	(1,028)
Settlement payment from NBCUniversal	70	—
Other	(2)	(12)
Net cash used in financing activities	(462)	(1,040)
Increase (decrease) in cash, cash equivalents and restricted cash	386	(4)
Cash and cash equivalents and restricted cash, beginning of year	1,092	8
Cash and cash equivalents, end of period	$1,478	$4
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,478	$55
Restricted cash	—	1,034
Receivables, net	1,326	1,151
Assets held for sale	—	196
Other current assets	133	66
Total current assets	2,937	2,502
Content costs	587	539
Investments	248	214
Property and equipment, net of accumulated depreciation of $632 million and $615 million	441	423
Intangible assets, net of accumulated amortization of $9,163 million and $8,848 million	499	924
Goodwill	7,804	7,611
Other noncurrent assets, net	224	120
Total assets	$12,740	$12,333
Liabilities and Equity
Current Liabilities:
Accounts payable	$268	$151
Deferred revenue	83	163
Accrued content obligations	245	105
Accrued employee costs	100	62
Current portion of long-term debt	113	—
Accrued expenses and other current liabilities	425	141
Total current liabilities	1,234	622
Deferred income taxes	110	191
Noncurrent content obligations	68	72
Long-term debt	2,841	983
Other noncurrent liabilities	263	63
Commitments and contingencies
Equity:
Preferred stock, no par value — authorized 20 million shares; none issued as of June 30, 2026	—	—
Class A common stock, $0.01 par value — authorized 7.5 billion shares; issued and outstanding 138,773,682 shares as of June 30, 2026	1	—
Class B common stock, $0.01 par value — authorized 75 million shares; issued and outstanding 377,775 shares as of June 30, 2026	—	—
Additional paid-in capital	7,723	—
Retained earnings	388	—
Net Comcast investment	—	10,299
Accumulated other comprehensive income (loss)	1	(7)
Total equity attributable to Versant	8,114	10,292
Noncontrolling interests	111	110
Total equity	8,224	10,402
Total liabilities and equity	$12,740	$12,333
See accompanying notes to condensed consolidated and combined financial statements, including Note 10 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock (a)		Additional	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Earnings	Investment	AOCI(b)	Interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of March 31, 2026	141,482	$1	$7,806	$231	$—	$(4)	$110	$8,145
Share-based compensation	45	—	15	—	—	—	—	15
Repurchases of common stock	(2,375)	—	(101)	—	—	—	—	(101)
Dividends ($0.375 per common share)	—	—	—	(54)	—	—	—	(54)
Net income	—	—	—	211	—	—	—	211
Other comprehensive income	—	—	—	—	—	5	—	5
Other	—	—	3	—	—	—	—	3
Balance as of June 30, 2026	139,151	$1	$7,723	$388	$—	$1	$111	$8,224

Balance as of January 1, 2026	—	$—	$—	$—	$10,299	$(7)	$110	$10,402
Separation-related transactions	—	—	—	—	(2,408)	—	—	(2,408)
Issuance of common stock upon Separation	144,169	1	7,890	—	(7,891)	—	—	—
Share-based compensation	52	—	32	—	—	—	—	32
Repurchases of common stock	(5,069)	—	(202)	—	—	—	—	(202)
Dividends ($0.750 per common share)	—	—	—	(109)	—	—	—	(109)
Net income	—	—	—	497	—	—	—	497
Other comprehensive income	—	—	—	—	—	8	—	8
Other	—	—	3	—	—	—	—	3
Balance as of June 30, 2026	139,151	$1	$7,723	$388	$—	$1	$111	$8,224

	Common Stock (a)		Additional	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Earnings	investment	AOCI(b)	interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of March 31, 2025	—	$—	$—	$—	$10,723	$(8)	$119	$10,834
Transactions with Comcast, net	—	—	—	—	(562)	—	—	(562)
Net income	—	—	—	—	302	—	1	303
Other comprehensive income	—	—	—	—	—	2	—	2
Balance as of June 30, 2025	—	$—	$—	$—	$10,463	$(5)	$120	$10,577

Balance as of January 1, 2025	—	$—	$—	$—	$10,805	$(8)	$118	$10,915
Transactions with Comcast, net	—	—	—	—	(1,011)	—	—	(1,011)
Net income	—	—	—	—	669	—	1	670
Other comprehensive income	—	—	—	—	—	3	—	3
Balance as of June 30, 2025	—	$—	$—	$—	$10,463	$(5)	$120	$10,577
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
Versant Media Group, Inc. (“Versant”, the “Company”, “we”, “us”, “our”) is a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a portfolio of brands comprised of networks, including USA Network, CNBC, MS NOW, Oxygen, E!, Syfy, and Golf Channel, and digital platforms, including Fandango, Rotten Tomatoes, and GolfNow.
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

Prior to the Separation, Versant businesses were operated as part of Comcast’s Media segment. Accordingly, our financial statements for those periods are presented on a combined basis derived from Comcast’s historical accounting records as if Versant operations had been conducted independently from Comcast. The combined financial statements reflect the historical cost basis of assets and liabilities, which did not reflect all of the assets and liabilities of Versant following the Separation and included certain assets and liabilities that were retained by Comcast following the Separation. The combined financial statements also reflect the historical revenues, direct costs, and allocations of indirect costs for administrative functions and services performed on our behalf by other centralized functions within Comcast and allocations of costs for the use of shared assets (see Note 10). These expenses were allocated on a pro rata basis using an applicable measure of revenue. All allocations and estimates reflected in the combined financial statements were based on assumptions that management believes are reasonable. However, the condensed combined financial statements do not purport to reflect what our results of operations, comprehensive income, financial position, or cash flows would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation.

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

Note 2. Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Linear distribution	$954	$1,017	$1,959	$2,103
Advertising	423	425	791	814
Platforms	225	223	417	398
Content licensing and other	43	43	164	100
Total revenue	$1,644	$1,708	$3,331	$3,415
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
The amount of future revenue to be earned related to fixed price contracts with advertisers in excess of one year totaled $246 million as of June 30, 2026, which will be recognized over the next 5 years.
Balance Sheets

	June 30,	December 31,
	2026	2025
	(in millions)
Receivables, gross	$1,328	$1,161
Less: Allowance for credit losses	2	10
Receivables, net	$1,326	$1,151
Our most significant accounts receivable balances relate to our linear distribution agreements with large multichannel video providers. As of June 30, 2026 and December 31, 2025, our ten largest multichannel video provider customers accounted for approximately 54% and 56%, respectively, of our total accounts receivable.
As of June 30, 2026 and December 31, 2025, the gift card liability for our movie ticket platform was $44 million and $51 million, respectively, including $30 million and $36 million in accrued expenses and other current liabilities, respectively, with the remainder presented in other noncurrent liabilities. Revenue recorded related to breakage on these gift cards was $3 million and $6 million for the three and six months ended June 30, 2026, respectively, and $1 million and $7 million for the three and six months ended June 30, 2025, respectively.
Note 3. Costs of Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Programming and production	$522	$573	$1,041	$1,120
Other	128	127	247	234
Total costs of revenue	$650	$700	$1,288	$1,354

Programming and Production Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Licensed, including sports rights	$345	$343	$647	$662
Owned	177	230	394	458
Total programming and production costs	$522	$573	$1,041	$1,120
Capitalized Content Costs

	June 30,	December 31,
	2026	2025
	(in millions)
Licensed, including sports advances	$498	$436
Owned:
In production and in development	24	30
Released, less amortization	65	73
	89	103
Content costs	$587	$539
Note 4. Goodwill
The changes in the carrying value of our goodwill balance were as follows:

June 30, 2026
(in millions)
Goodwill balance as of December 31, 2025	$7,611
Acquisitions	193
Goodwill balance as of June 30, 2026	$7,804
See Note 9 for additional information relating to acquisitions completed during the six months ended June 30, 2026.
Note 5. Debt Obligations

	June 30,	December 31,
	2026	2025
	(in millions)
7.250% Senior Secured Notes due 2031 (“Senior Notes”)	$1,000	$1,000
Term Loan A Facility	1,000	—
Term Loan B Facility	1,000	—
Unamortized debt issuance costs and discounts, net	(46)	(17)
Total long-term debt	2,954	983
Less: current portion of long-term debt, net	113	—
Long-term debt, net of current portion	$2,841	$983
The estimated fair value of our long-term debt obligations was $3.03 billion and $1.03 billion as of June 30, 2026 and December 31, 2025, respectively. Fair values of our Senior Notes were estimated using Level 2 inputs, based on external market data for debt with similar terms and maturities. The fair values of our variable rate term loans were estimated to approximate their face values.

On January 2, 2026, in connection with the Separation, we borrowed $1.0 billion under a term loan due January 2031 provided for in our October 2025 credit agreement (the “Term Loan A Facility”). On January 2, 2026, we also entered into a credit agreement providing for an additional term loan of $1.0 billion due January 2031 (the “Term Loan B Facility” and together with the Term Loan A Facility, the “Term Loans”), which was fully funded on that date. The Term Loans and our $750 million revolving credit facility (the “Revolving Credit Facility” and together with the Term Loans, the “Senior Credit Facilities”) are secured by substantially all the assets of the Company and its material, wholly-owned U.S. subsidiaries, subject to certain exceptions.
Term Loan A Facility and Term Loan B Facility require repayment of initial amounts borrowed of 5.00% and 7.00%, respectively, per annum payable in quarterly installments beginning on September 30, 2026, with the balance being payable at maturity. Contractual maturities of our debt obligations as of June 30, 2026 totaled $60 million in 2026 and approximately $120 million per year from 2027 to 2030, with the remainder payable in 2031.
The Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with the third quarter of 2026. As of June 30, 2026, no events of default have occurred under these facilities.
Derivatives and Hedging
In March 2026, we entered into interest rate swaps designated as cash flow hedges to manage our exposure to interest rate risk related to variable-rate debt obligations. As of June 30, 2026, the notional amount of these derivatives was $1.0 billion, and the fair values totaled $13 million, of which $5 million was recorded within other current assets and the remainder within other noncurrent assets in our consolidated balance sheet as of June 30, 2026. The fair values of these financial instruments are primarily based on Level 2 inputs derived from valuation models that use observable market data. Changes in fair value of derivative instruments classified as cash flow hedges are recognized in accumulated other comprehensive income until the hedged item affects earnings. During the three and six months ended June 30, 2026, derivative gains (losses) recognized within interest expense on our consolidated statement of income were not material.
Cash flows related to derivative instruments designated as cash flow hedges are classified in our consolidated statements of cash flows based on the classifications of the underlying cash flows.
Note 6. Commitments and Contingencies
Operating Leases
In May 2026, we entered into an amendment to a lease agreement for our corporate offices in New York City, New York. The amendment provides for an extended initial term of 18 years for both existing and additional leased space, which we obtained access to in the third quarter of 2026, and includes options to extend the term for up to an additional 10 years. During the second quarter of 2026, we recorded a right of use asset of $75 million and current and noncurrent liabilities of $2 million and $72 million, respectively, which were recognized based on the present value of the future minimum lease payments over the lease term, excluding optional periods, using our incremental borrowing rate at lease commencement date of 7.4%. The right of use asset and liability associated with additional leased space that we took possession of in the third quarter is $33 million, which had not yet been recorded as of June 30, 2026.
As of June 30, 2026, the future minimum lease payments related to the lease amendment for both the extension and the additional leased space, net of lease incentives, total $243 million, including $3 million for the remainder of 2026, $9 million for 2027, $3 million for 2028, $11 million for 2029, $17 million for 2030 and $199 million thereafter.
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
Our Articles of Incorporation were amended and restated following the Separation to provide us with the authority to issue up to 7.5 billion shares of $0.01 par value per share Class A common stock, up to 75 million shares of $0.01 par value per share of Class B common stock, and up to 20 million shares of preferred stock with no par value. The number of votes that each share of Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding, with each share of Class B common stock having 15 votes per share, and shareholders of our common stock are entitled to any dividends when and as declared without regard to class. The Class B common stock represents 33 1/3% of the combined voting power of our common stock. On each matter to be voted on, the holders of Class A common stock and Class B common stock will vote together. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock.
Dividends
On April 22, 2026, we paid our first quarter dividend of $0.375 per share. On May 14, 2026, our Board of Directors declared our second quarter dividend of $0.375 per share, which was paid on July 22, 2026 to shareholders of record as of the close of business on July 1, 2026. On August 6, 2026, our Board of Directors declared our third quarter dividend of $0.375 per share, payable on October 22, 2026 to shareholders of record as of the close of business on October 1, 2026.
Share Repurchases
Repurchases of common stock include shares repurchased in open market transactions and a $100 million accelerated share repurchase (“ASR”) program with a financial institution, which was executed and settled during the three months ended June 30, 2026. The ASR was accounted for as an equity transaction and the number of shares purchased was based on the volume-weighted average share price of our common stock over the term of the ASR agreement less a discount.
Accumulated Other Comprehensive Income (loss)
Changes in accumulated other comprehensive loss (“AOCI”) by component, net of income taxes, for the six months ended June 30, 2026 were as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Total AOCI
	(in millions)
Balance as of December 31, 2025	$(7)	$—	$(7)
Accumulated other comprehensive income before reclasses, net of taxes	(2)	11	9
Reclasses from accumulated other comprehensive income, net of taxes	—	(1)	(1)
Balance as of June 30, 2026	$(9)	$10	$1
Weighted-Average Common Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(a)	2026	2025(a)
	(in thousands)
Weighted-average number of common shares outstanding - basic (b)	140,709	144,169	142,223	144,169
Effect of dilutive securities	591	—	311	—
Weighted-average number of common shares outstanding - diluted (b)	141,300	144,169	142,534	144,169

Weighted average antidilutive securities	1,071	—	1,545	—
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

Note 8. Share-based Compensation
In January 2026, in connection with the Separation, our Board of Directors adopted our Omnibus Equity Incentive Plan (the “Plan”). A total of 19 million shares of the Company’s Class A common stock were initially reserved for issuance under the Plan, subject to certain adjustments. The Plan may be used to grant awards in the form of restricted stock, restricted stock units, stock options, stock appreciation right awards or other share-based awards. As of June 30, 2026, 16,105,143 shares were available for future issuances.
Restricted Stock Units
In connection with the Separation, restricted stock units (“RSUs”) originally granted to our employees under Comcast’s equity incentive plans were converted into Versant RSUs in accordance with the employee matters agreement.
During the six months ended June 30, 2026, we granted RSUs to eligible employees, which vest ratably over a three-year service period. In addition, we granted RSUs to our board of directors, which vest annually on the shareholder meeting date. The fair value of RSUs is measured based on the closing price of our Class A common stock on the date of grant and the associated expense is recognized on a straight-line basis over the requisite service period.

Performance Stock Units
During the six months ended June 30, 2026, we also granted performance stock units (“PSUs”) to certain of our senior executives, which vest at the end of a three-year service period, and the number of shares that ultimately vest is subject to either market conditions or a combination of market and performance conditions. We estimate the fair value of PSUs using a Monte Carlo simulation and the fair values of PSUs granted during the six months ended June 30, 2026 were estimated using a weighted average expected volatility of 30.3% and a weighted average risk-free interest rate of 3.8%. Compensation expense for awards subject only to market conditions is recognized based on the grant date fair value on a straight-line basis over the requisite service period. Our PSUs with performance conditions include provisions whereby performance targets are not yet approved or are subject to adjustment, and as such compensation expense is recognized over the requisite service period based on fair value determined at the end of each reporting period and the probable outcome of the performance conditions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Share-based compensation expense	$16	$10	$33	$14
The following table presents our share-based compensation activity for the six months ended June 30, 2026:

	RSUs		PSUs (a)
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Converted at Separation (b)	1,561,168	$55.68	—	$—
Granted	2,025,811	$36.11	892,018	$38.36
Vested	82,818	$54.72	—	$—
Forfeited	37,577	$42.24	—	$—
Outstanding - June 30, 2026	3,466,584	$44.40	892,018	$42.21
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
As of June 30, 2026, unrecognized compensation expense related to unvested RSUs was $116 million, and is expected to be recognized over a weighted-average period of approximately 2.7 years. As of June 30, 2026, unrecognized compensation expense related to unvested PSUs is based on the number of PSUs presented in the table above and was $32 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan
In April 2026, our Board of Directors approved an Employee Stock Purchase Plan, authorizing approximately 2,000,000 shares of our Class A common stock for future issuances. The plan, as amended by the Board in June 2026, was approved by shareholders at our 2026 annual meeting of shareholders on June 25, 2026. The plan is not yet active and no shares have been issued thereunder.

Note 9. Additional Financial Information
Supplemental Cash Flow Information

	June 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,478	$55
Restricted cash	—	1,034
Assets held for sale	—	3
Total cash and cash equivalents and restricted cash on statement of cash flows	$1,478	$1,092
During the six months ended June 30, 2026, we made cash payments for interest of $62 million and cash payments for income taxes of $208 million. As of June 30, 2026, income taxes payable was $127 million, which is reflected in accrued expenses and other current liabilities.
Acquisitions
During the six months ended June 30, 2026, we acquired businesses with aggregate purchase consideration of $215 million, which included cash of $170 million and estimated contingent consideration of approximately $46 million, which is presented within accrued expenses and other current liabilities and other noncurrent liabilities in our condensed consolidated balance sheet. The preliminary purchase price allocation resulted in approximately $193 million of non-tax deductible goodwill and $30 million of amortizable intangible assets, subject to finalization of the related valuations. The related financial results have been included in our condensed consolidated financial statements from their respective acquisition dates and did not have a material impact on the Company’s revenue or net income for the three and six months ended June 30, 2026.
Divestiture
During the six months ended June 30, 2026, we completed the sale of our SportsEngine business with an aggregate sale price totaling $143 million, subject to customary adjustments. As of December 31, 2025, the assets and liabilities associated with SportsEngine met the criteria to be classified as held for sale. Assets held for sale were primarily comprised of goodwill of $149 million, property and equipment of $17 million and intangible assets of $14 million. Liabilities held for sale of $18 million were included within other current liabilities in our combined balance sheets. During the three and six months ended June 30, 2026, we recognized pre-tax losses of $20 million and $39 million, respectively, in connection with the divestiture, which were recorded within depreciation and amortization expense in our condensed consolidated statement of operations. As a result of the divestiture, we recognized income tax expense of $31 million, primarily resulting from the differences in the book and tax basis for goodwill, which increased our effective tax rate for the three and six months ended June 30, 2026 by 9.5% and 4.3%, respectively.
Note 10. Related Parties
Prior to the Separation, our transactions with Comcast and its subsidiaries were considered related party transactions. Following separation, transactions with Comcast are not considered related party transactions.
Transactions
Prior to the Separation, Comcast provided us with significant corporate, infrastructure and shared services, including the license of content for use on our networks, the distribution of our television networks and purchases and sales of advertising. The nature of these services was similar to services that we purchase from or provide to third-parties. In addition, certain costs related to production activities that use centralized Comcast operations were directly charged to us based on usage. The following disclosures summarize related party activity between us and Comcast, which occurred prior to our Separation, and are included in the condensed combined financial statements for the three and six months ended June 30, 2025 and as of December 31, 2025.
Sales to related parties were $276 million and $573 million for the three and six months ended June 30, 2025, respectively. Accounts receivable due for these transactions were $123 million as of December 31, 2025.
Costs of revenue from related parties were $193 million and $354 million for the three and six months ended June 30, 2025, respectively. Capitalized content costs related to these costs were $302 million as of December 31, 2025. Content obligations related to these costs were $94 million as of December 31, 2025.
Costs of advertising purchased from related parties were $2 million and $5 million for the three and six months ended June 30, 2025, respectively, and are presented in selling, general and administrative expenses.
Prior to the third quarter of 2025, we had related party loan balances associated with the participation of certain of our subsidiaries in Comcast’s centralized cash management programs. Activity related to loans receivable and payable is presented in the combined statements of cash flows in other investing and other financing activities, respectively.
Shared Services and Other Allocated Costs
The condensed combined financial statements for the three and six months ended June 30, 2025 and as of December 31, 2025 include transactions involving shared services and assets (including expenses primarily related to personnel, advertising and marketing, facilities, information technology and network communications support and other overhead functions) and certain corporate administrative services (including charges for services such as accounting, tax, treasury and cash management, insurance, legal and risk management) that were provided to us by Comcast. These costs were generally allocated on a pro rata basis using an applicable measure of revenue applied to the relevant pool of costs (e.g., costs incurred at Comcast’s Media segment or corporate levels), including depreciation and amortization expense for shared assets. Allocated costs are included in costs of revenue and selling, general and administrative expenses in the combined statement of income and are reflected in the combined balance sheets and statements of cash flows as changes in net Comcast investment. These amounts represent management’s reasonable estimate of the costs incurred; however, they are not necessarily representative of the costs required for us to operate as an independent, publicly traded company.
For the three months ended June 30, 2025, amounts recorded in cost of revenue and selling, general and administrative expenses for these services were $79 million and $223 million, respectively. For the six months ended June 30, 2025, amounts recorded in cost of revenue and selling, general and administrative expenses for these services were $152 million and $459 million, respectively.
Note 11. Subsequent Events
On August 3, 2026, we acquired Full Swing, a leading sports technology company with patented hardware and integrated software used by consumers, competitive athletes, coaches, and commercial venues for approximately $530 million in cash, subject to customary purchase price adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated and combined financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. For more information about our company’s operations, see “Item 1. Business” in our Annual Report on Form 10-K. The following discussion and analysis includes forward-looking statements. These forward-looking statements are based on our current expectations and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as well as those discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward Looking Statements” and “Item 1A. Risk Factors.”
Overview
We are a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a strong portfolio of brands comprised of renowned networks and complementary digital platforms.
The following is a summary of our financial performance:
•Revenue of $1.64 billion and $1.71 billion for the three months ended June 30, 2026 and 2025, respectively, and $3.33 billion and $3.41 billion for the six months ended June 30, 2026 and 2025, respectively.
•Net income attributable to Versant of $211 million and $302 million for the three months ended June 30, 2026 and 2025, respectively, and $497 million and $669 million for the six months ended June 30, 2026 and 2025, respectively.
•Adjusted EBITDA of $624 million and $685 million for the three months ended June 30, 2026 and 2025, respectively and $1,328 million and $1,442 million for the six months ended June 30, 2026 and 2025, respectively. Adjusted EBITDA is a financial measure not defined by GAAP. See “Non-GAAP Financial Measures” below for additional information, including our definition and use of Adjusted EBITDA and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
•Cash flows from operations of $967 million and $1,113 million for the six months ended June 30, 2026 and 2025, respectively.
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

Acquisition
On August 3, 2026, we acquired Full Swing, a leading sports technology company with patented hardware and integrated software used by consumers, competitive athletes, coaches, and commercial venues, for approximately $530 million in cash, subject to customary purchase price adjustments.
Divestiture
During the second quarter of 2026, we completed the sale of our SportsEngine business, resulting in decreases in revenue and operating expenses for periods following the sale. Total revenue generated from SportsEngine was $13 million and $30 million, respectively, for the three months ended June 30, 2026 and 2025, and $48 million and $65 million, respectively, for the six months ended June 30, 2026 and 2025.
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
•Advertising. We derive significant revenue from selling advertising on our networks, and have experienced in recent years, and expect to continue to experience, declines in advertising revenue caused by changes in advertiser priorities primarily due to increased competition for the leisure time of viewers and increased audience fragmentation primarily from greater use of streaming and digital platforms (all of which we expect will continue in the foreseeable future), as well as by cyclical factors, such as election cycles and the timing of sporting events and macroeconomic conditions. In addition, lower audience ratings and reduced viewership, which our networks have experienced, and likely will experience in the future, affect pricing and the willingness of advertisers to purchase advertising.
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
We evaluate these and other factors as we develop and execute our strategies.

Operating Results

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	%	2026	2025	%
	( dollars in millions, except per share data)
Revenue	$1,644	$1,708	(3.8)%	$3,331	$3,415	(2.4)%
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)	650	700	(7.1)%	1,288	1,354	(4.9)%
Selling, general and administrative	369	355	4.0%	720	662	8.8%
Depreciation and amortization	258	244	5.8%	514	489	5.1%
Total costs and expenses	1,277	1,298	(1.6)%	2,522	2,505	0.7%
Operating income	367	410	(10.6)%	809	910	(11.0)%
Interest expense	(52)	—	NM	(105)	—	NM
Investment and other income (loss), net	9	(1)	NM	16	(1)	NM
Income before income taxes	323	409	(21.1)%	721	908	(20.6)%
Income tax expense	(112)	(106)	5.0%	(224)	(238)	(6.1)%
Net income	211	303	(30.3)%	497	670	(25.8)%
Less: Net income attributable to noncontrolling interests	—	1	(92.2)%	—	1	(72.5)%
Net income attributable to Versant	$211	$302	(30.1)%	$497	$669	(25.7)%

Basic earnings per common share attributable to Versant shareholders	$1.50	$2.09	(28.2)%	$3.49	$4.64	(24.8)%
Diluted earnings per common share attributable to Versant shareholders	$1.49	$2.09	(28.7)%	$3.49	$4.64	(24.8)%

Adjusted EBITDA(a)	$624	$685	(8.9)%	$1,328	$1,442	(7.9)%
Percentage changes that are considered not meaningful are denoted with NM.
(a) Adjusted EBITDA is a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	%	2026	2025	%
	(dollars in millions)
Revenue
Linear distribution	$954	$1,017	(6.3)%	$1,959	$2,103	(6.8)%
Advertising	423	425	(0.6)%	791	814	(2.8)%
Platforms	225	223	0.8%	417	398	4.8%
Content licensing and other	43	43	(0.6)%	164	100	63.4%
Total revenue	$1,644	$1,708	(3.8)%	$3,331	$3,415	(2.4)%

Linear distribution revenue decreased for the three and six months ended June 30, 2026 as compared to the corresponding prior year periods, primarily due to continued declines in subscribers, which were partially offset by contractual rate increases.
We expect to experience continued declines in the number of subscribers and linear distribution revenue, as further discussed in “Key Factors Affecting Our Business.”
Advertising revenue decreased for the three and six months ended June 30, 2026 as compared to the corresponding prior year periods, as decreases at our networks were partially offset by incremental revenue from a new acquisition. These results reflect improvements in recent trends including favorable ratings at our networks.
We may experience declines in advertising revenues in future periods as a result of the trends discussed in “Key Factors Affecting Our Business.”
Platforms revenue increased for the three and six months ended June 30, 2026 as compared to the corresponding prior year periods, primarily due to increases at Fandango and GolfNow. The increased revenue at Fandango primarily related to movie ticket purchases through our platform, which reflect underlying box office performance, and video-on-demand transactions, as well as incremental revenue from our new cinema operating platform. The revenue growth at GolfNow was primarily due to higher transactional volumes related to services provided to golf courses, including tee time reservations and on-site payment facilitation services. These increases in revenue were partially offset by the impact of our divestiture of SportsEngine during the second quarter of 2026. Platforms revenue related to SportsEngine totaled $12 million and $29 million for the three months ended June 30, 2026 and 2025, respectively, and $46 million and $62 million for the six months ended June 30, 2026 and 2025, respectively.
Content licensing and other revenue was constant for the three months ended June 30, 2026 and increased for the six months ended June 30, 2026 as compared to the corresponding prior year period, primarily due to the impact of a large licensing agreement recognized during the first quarter of 2026.
Costs and Expenses
Costs of Revenue

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	%	2026	2025	%
	(dollars in millions)
Cost of revenue
Programming and production	$522	$573	(8.9)%	$1,041	$1,120	(7.0)%
Other	128	127	1.0%	247	234	5.4%
Total costs of revenue	$650	$700	(7.1)%	$1,288	$1,354	(4.9)%
Programming and production costs decreased for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, primarily due to allocated costs from Comcast in the prior year period, which were higher than our actual costs incurred following the Separation, as well as reductions in costs for licensed and owned entertainment programming. These declines were partially offset by increased costs related to new sports rights agreements. In addition, the decrease in costs for the six months ended June 30, 2026 was offset in part by costs related to a large content licensing agreement recognized during the first quarter of 2026.
Programming and production costs are our most significant costs of revenue and are further discussed in “Key Factors Affecting Our Business” above.
Other costs of revenue increased for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, primarily due to higher transactional volumes related to our digital platforms, partially offset by decreased costs as a result of our divestiture of SportsEngine during the second quarter of 2026.

Selling, General and Administrative Expense
Selling, general and administrative expense increased for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, primarily driven by incremental costs related to operating as an independent public company with standalone corporate administrative, facilities and support functions following the Separation, as well as costs associated with our commercial agreements with NBCUniversal following the Separation, which primarily relate to the sale of advertising. These increases were partially offset by transaction and transaction-related costs of $32 million and $44 million, respectively, recorded during the three and six months ended June 30, 2025 in connection with the Separation, as well as decreased costs as a result of our divestiture of SportsEngine during the second quarter of 2026.
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased for the three and six months ended June 30, 2026 as compared to the corresponding prior year period, primarily due to the incremental depreciation expense on facilities and related assets, which were transferred to Versant in connection with the Separation and the impact of new acquisitions, as well as the pre-tax losses of $20 million and $39 million, respectively, recognized in connection with the divestiture of SportsEngine. These increases were partially offset by amortization expense in the prior year periods related to certain intangible assets that did not transfer to Versant following the Separation.
Interest Expense
Interest expense for the three and six months ended June 30, 2026 was primarily attributable to interest on our Senior Notes and Term Loans, which were issued in connection with the Separation. See Note 5 to our condensed consolidated and combined financial statements for additional information on our debt obligations.
Investment and Other Income, Net
Investment and other income, net, for the three and six months ended June 30, 2026 was primarily comprised of interest income on cash and cash equivalents.
Income Tax Expense
Our effective income tax rate was 34.6% and 26.0% for the three months ended June 30, 2026 and 2025, respectively, and 31.0% and 26.2% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2026 is largely due to $31 million of income tax expense associated with the SportsEngine divestiture, primarily resulting from the differences in the book and tax basis for goodwill (see Note 9).

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and is a key measure used to assess the operational strength and performance of our business, as well as to assist in the evaluation of underlying trends in our business. This measure eliminates the significant level of noncash depreciation and amortization expense that results from property and equipment and intangible assets recognized in business combinations. It is also unaffected by our capital and tax structures, and by our investment activities, including the impacts of entities that we do not consolidate, as our management excludes these results when evaluating our operating performance. Our management and Board of Directors use this financial measure to evaluate our operating performance and to allocate resources. It is also a significant performance measure in our annual incentive compensation programs. Additionally, we believe that Adjusted EBITDA is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure of Adjusted EBITDA may not be directly comparable to similar measures used by other companies.
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
Reconciliation from Net Income Attributable to Versant to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income attributable to Versant	$211	$302	$497	$669
Net income attributable to noncontrolling interests	—	1	—	1
Income tax expense	112	106	224	238
Investment and other (income) loss, net	(9)	1	(16)	1
Interest expense	52	—	105	—
Depreciation and amortization	258	244	514	489
Adjustments(a)	—	32	5	44
Adjusted EBITDA	$624	$685	$1,328	$1,442
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Transaction costs	$—	$16	$2	$27
Transaction-related costs	—	16	3	17
Total transaction and transaction-related costs	$—	$32	$5	$44

Liquidity and Capital Resources

	June 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,478	$55
Restricted cash	$—	$1,034
Total long-term debt	$2,954	$983

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
In connection with the Separation, we issued $3.0 billion of total debt, including the Senior Notes issued in October 2025 and borrowings under the Term Loans drawn at the time of the Separation. In addition, we entered into a $750 million Revolving Credit Facility in connection with the Separation, which remains undrawn. During the first quarter of 2026, we entered into variable-to-fixed interest rate swaps totaling $1.0 billion, which effectively converted a portion of our variable-rate borrowings to fixed rates. As a result, as of June 30, 2026, approximately 67% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges and approximately 33% remained variable.
Our Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with our third quarter of 2026. As of June 30, 2026, no events of default occurred in connection with our debt obligations. See Note 5 to the condensed consolidated and combined financial statements for additional information relating to our debt obligations.
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
We believe that our available cash and cash flows from our operating activities, along with our borrowing capacity and access to capital markets, taken as a whole, will provide adequate liquidity to meet our current and long-term obligations when due, including our third-party debt, and to fund capital expenditures, while also providing flexibility to fund investment opportunities that may arise, including the acquisition of Full Swing in August 2026. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest across our business, whether through organic or inorganic growth strategies, as well as to repay our indebtedness over time and return value to our shareholders through dividends and repurchases of our common stock.

Cash Flow Information

	Six Months Ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$967	$1,113
Net cash used in investing activities	$(119)	$(77)
Net cash used in financing activities	$(462)	$(1,040)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a net unfavorable change in net income after noncash adjustments, partially offset by an increase related to operating assets and liabilities. The increase related to operating assets and liabilities was primarily due to increases in accounts payable and other operating assets and liabilities resulting from liabilities incurred as a standalone entity, including income taxes payable, compared to periods prior to the Separation, during which we were allocated costs and participated in Comcast’s centralized cash management processes. These increases were partially offset by an increase in accounts receivable due to lower collections in the current year primarily as a result of Comcast retaining advertising sales receivables following the Separation.
As described above, prior to the Separation, we participated in Comcast’s centralized cash management process, and as a result, our results for the six months ended June 30, 2026 are not comparable to the amounts and timing of operating receipts and payments for the six months ended June 30, 2025. In addition, operating assets and liabilities in our combined statements of cash flows generally fluctuate based on the timing of amortization and related payments for our content costs and the timing of collections of receivables.
Cash Used in Investing Activities
Net cash used in investing activities increased during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to cash spent for business acquisitions and investments during the six months ended June 30, 2026. These increases were partially offset by proceeds from the sale of our SportsEngine business.
Cash Used in Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 primarily included a $2.25 billion cash payment to Comcast as consideration for assets that were contributed to us in connection with the Separation, share repurchases of $200 million and dividends of $53 million, partially offset by net proceeds from the Term Loans of $1.97 billion and a $70 million payment we received from NBCUniversal at the time of the Separation. Net transfers to Comcast of $1.03 billion in the prior year period primarily resulted from cash generated from operating activities and swept to Comcast, partially offset by increased capital expenditures funded through Comcast’s centralized cash management program.
During the six months ended June 30, 2026, we repurchased 5,069,067 of our Class A common shares for approximately $200 million under our $1.0 billion share repurchase program authorized by our Board of Directors on March 3, 2026 (“2026 Share Repurchase Program”), through a combination of open market repurchases and a $100 million ASR program completed during the second quarter of 2026. As of June 30, 2026, the remaining repurchase availability under our share repurchase program was $800 million. In August 2026, we announced that we expect to enter into a $100 million ASR agreement commencing on August 7, 2026 to repurchase $100 million of Class A common stock under our 2026 Share Repurchase Program. We anticipate completing the transaction during the third quarter of 2026.
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
On April 22, 2026, we paid our first quarter dividend of $0.375 per share. On May 14, 2026, our Board of Directors declared our second quarter dividend of $0.375 per share, which was paid on July 22, 2026. On August 6, 2026, our Board of Directors declared our third quarter dividend of $0.375 per share, payable on October 22, 2026 to shareholders of record as of the close of business on October 1, 2026.

Contractual Obligations
In May 2026, we entered into an amended lease agreement for corporate offices in New York City, New York. See Note 6 for additional information.
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
Interest Rate Risk
Our debt obligations consist of our $1.0 billion in aggregate principal amount of 7.250% Senior Notes due in January 2031 and $2.0 billion of borrowings under Term Loans due January 2031, which bear interest at a benchmark rate plus a borrowing margin. As a result, we are exposed to market risk of adverse changes in interest rates related to these arrangements.
In order to manage the cost and volatility relating to the interest cost of our variable rate debt, we use interest rate risk management derivative transactions in accordance with our policy. We do not engage in any speculative or leveraged derivative transactions. During the first quarter of 2026, we entered into interest rate swaps with a notional amount of $1.0 billion, which effectively converted a portion of our variable-rate borrowings to fixed rates. These interest rate swaps have been designated as cash flow hedges. The effect of our interest rate derivative financial instruments on our consolidated interest expense for the three and six months ended June 30, 2026 was not material.
As of June 30, 2026, approximately 67% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements and approximately 33% remained variable. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in our interest expense, including the effects of our interest rate swap agreements, of approximately $3 million and $5 million for the three and six months ended June 30, 2026.
Counterparty Credit Risk Management
We manage the credit risks associated with our derivative financial instruments through diversification and evaluation and monitoring of creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. As of June 30, 2026, we were not required to post collateral under the terms of our agreements, nor did we hold any collateral under the terms of our agreements.
Item 4. Controls and Procedures
Management’s Discussion of Financial Responsibility
Under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on this evaluation, our CEO and CFO concluded that as of June 30, 2026, our disclosure controls and procedures were effective such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Separation, we relied on certain business processes and internal controls over financial reporting performed by Comcast. Upon the Separation, we assumed responsibility for these processes and internal controls, including those related to information technology, financial reporting, legal and corporate governance. We have also revised and adopted the necessary policies, procedures and processes to meet regulatory requirements of a standalone public company, which we will continue to assess to determine whether our internal controls over financial reporting are effective.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 6 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The table below summarizes Versant’s common stock repurchases during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1-30, 2026	—	$—	—	$900,000,037
May 1-31, 2026	1,800,585	44.43	1,800,585	820,000,045
June 1-30, 2026	574,357	34.82	574,357	800,000,037
Total	2,374,942	$42.11	2,374,942	$800,000,037
(a) On March 3, 2026, the Company announced the 2026 Share Repurchase Program under which the Company is authorized to purchase up to $1 billion of its outstanding shares of Class A common stock, which has no expiration date. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of shares, and the program may be suspended, extended, modified, or discontinued at any time. In May 2026, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase $100 million of our Class A common stock under our 2026 Share Repurchase Program. Pursuant to the ASR Agreement, we repurchased 2,374,942 shares of our Class A common stock, based on the volume-weighted average share price of our Class A common stock over the term of the ASR agreement, less a discount. In August 2026, the Company announced that it expects to enter into a new $100 million accelerated share repurchase agreement commencing on August 7, 2026.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101
The following financial statements from Versant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the Securities and Exchange Commission on August 6, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Condensed Consolidated and Combined Statements of Income; (2) the Condensed Consolidated and Combined Statements of Comprehensive Income; (3) the Condensed Consolidated and Combined Statements of Cash Flows; (4) the Condensed Consolidated and Combined Balance Sheets; (5) the Condensed Consolidated and Combined Statement of Changes in Equity; and (6) the Notes to the Condensed Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)

Table of Contents
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT MEDIA GROUP, INC.

Date: August 6, 2026	By:	/s/ Anand M. Kini
	Name:	Anand M. Kini
	Title:	Chief Financial Officer and Chief Operating Officer