Form 10-Q
period 2026-09-30
Versant Media Group, Inc.
filed 2026-11-03
CIK 2067876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2026, Versant Media Group, Inc. had 136,314,906 shares of Class A common stock and 377,775 shares of Class B common stock outstanding.

GENERAL MATTERS
Certain Definitions
“We,” “us,” “our,” “Company,” and “Versant” refer to Versant Media Group, Inc., and its consolidated subsidiaries.

Rounding
Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “would,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “opportunity,” “strategy,” “future,” “goal,” “commit,” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections, forecasts or assumptions of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including the risks and uncertainties discussed under the caption entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, our subsequently filed Quarterly Reports on Form 10-Q, and in other reports we file with the U.S. Securities and Exchange Commission (“SEC”).
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Revenue(a)	$1,594	$1,663	$4,925	$5,078
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)(a)	879	873	2,167	2,227
Selling, general and administrative	362	372	1,082	1,034
Depreciation and amortization	243	255	757	744
Total costs and expenses	1,483	1,499	4,006	4,005
Operating income	110	164	919	1,073
Interest expense	(53)	—	(157)	—
Investment and other income (loss), net	8	(39)	25	(40)
Income before income taxes	66	124	787	1,033
Income tax expense	(19)	(45)	(243)	(283)
Net income	47	79	544	749
Less: Net loss attributable to noncontrolling interests	—	(1)	—	—
Net income attributable to Versant	$47	$80	$544	$749

Basic earnings per common share attributable to Versant shareholders	$0.34	$0.56	$3.86	$5.19
Diluted earnings per common share attributable to Versant shareholders	$0.34	$0.56	$3.85	$5.19
(a) Includes related party revenues totaling $184 million and $757 million, and related party costs of revenue totaling $464 million and $969 million, respectively, for the three and nine months ended September 30, 2025.
See accompanying notes to condensed consolidated and combined financial statements, including Note 12 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income	$47	$79	$544	$749
Other comprehensive income, net of tax:
Currency translation adjustments, net of deferred taxes of $0 for each period	—	(1)	(1)	2
Gains on cash flow hedges, net of taxes of $5 million and $8 million, respectively, in the three and nine months ended September 30, 2026 and $0 in 2025	15	—	24	—
Comprehensive income	62	78	567	751
Less: Net loss attributable to noncontrolling interests	—	(1)	—	—
Comprehensive income attributable to Versant	$62	$79	$567	$751
See accompanying notes to condensed consolidated and combined financial statements, including Note 12 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities
Net income	$544	$749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	757	744
Share-based compensation	49	21
Noncash interest expense	8	—
Net loss on investment activity and other	3	41
Deferred income taxes	(108)	(94)
Changes in operating assets and liabilities:
Current and noncurrent receivables, net	(392)	48
Content costs, net	84	63
Accounts payable	52	(7)
Other operating assets and liabilities	316	(20)
Net cash provided by operating activities	1,313	1,546
Investing Activities
Capital expenditures	(103)	(121)
Acquisitions of businesses	(696)	—
Purchase of investments	(110)	—
Proceeds from sale of business	140	—
Return of capital from investments	60	—
Other	—	35
Net cash used in investing activities	(709)	(86)
Financing Activities
Proceeds from borrowings	1,973	—
Repayment of long-term debt	(30)	—
Repurchases of common stock under repurchase program and employee plans	(300)	—
Dividends paid	(106)	—
Net transfers to Comcast	(2,250)	(1,401)
Settlement payment from NBCUniversal	70	—
Other	(2)	(12)
Net cash used in financing activities	(645)	(1,413)
Increase (decrease) in cash, cash equivalents and restricted cash	(41)	48
Cash and cash equivalents and restricted cash, beginning of year	1,092	8
Cash and cash equivalents, end of period	$1,051	$56
See accompanying notes to condensed consolidated and combined financial statements, including Note 12 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025
	(in millions, except share data)
Assets
Current Assets:
Cash and cash equivalents	$1,051	$55
Restricted cash	—	1,034
Receivables, net	1,241	1,151
Assets held for sale	—	196
Other current assets	201	66
Total current assets	2,493	2,502
Content costs	570	539
Investments	262	214
Property and equipment, net of accumulated depreciation of $656 million and $615 million	463	423
Intangible assets, net of accumulated amortization of $9,384 million and $8,848 million	482	924
Goodwill	8,127	7,611
Other noncurrent assets, net	258	120
Total assets	$12,656	$12,333
Liabilities and Equity
Current Liabilities:
Accounts payable	$224	$151
Deferred revenue	97	163
Accrued content obligations	226	105
Accrued employee costs	153	62
Current portion of long-term debt	113	—
Accrued expenses and other current liabilities	383	141
Total current liabilities	1,196	622
Deferred income taxes	152	191
Noncurrent content obligations	60	72
Long-term debt	2,813	983
Other noncurrent liabilities	288	63
Commitments and contingencies
Equity:
Preferred stock, no par value — authorized 20 million shares; none issued as of September 30, 2026	—	—
Class A common stock, $0.01 par value — authorized 7.5 billion shares; issued and outstanding 136,247,945 shares as of September 30, 2026	1	—
Class B common stock, $0.01 par value — authorized 75 million shares; issued and outstanding 377,775 shares as of September 30, 2026	—	—
Additional paid-in capital	7,637	—
Retained earnings	382	—
Net Comcast investment	—	10,299
Accumulated other comprehensive income (loss)	16	(7)
Total equity attributable to Versant	8,037	10,292
Noncontrolling interests	110	110
Total equity	8,147	10,402
Total liabilities and equity	$12,656	$12,333
See accompanying notes to condensed consolidated and combined financial statements, including Note 12 for related party transactions.

VERSANT MEDIA GROUP, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock (a)		Additional	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Earnings	Investment	AOCI(b)	Interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of June 30, 2026	139,151	$1	$7,723	$388	$—	$1	$111	$8,224
Share-based compensation	40	—	15	—	—	—	—	15
Repurchases of common stock	(2,566)	—	(101)	—	—	—	—	(101)
Dividends ($0.375 per common share)	—	—	—	(53)	—	—	—	(53)
Net income	—	—	—	47	—	—	—	47
Other comprehensive income	—	—	—	—	—	15	—	15
Balance as of September 30, 2026	136,626	$1	$7,637	$382	$—	$16	$110	$8,147

Balance as of January 1, 2026	—	$—	$—	$—	$10,299	$(7)	$110	$10,402
Separation-related transactions	—	—	—	—	(2,408)	—	—	(2,408)
Issuance of common stock upon Separation	144,169	1	7,890	—	(7,891)	—	—	—
Share-based compensation	92	—	47	—	—	—	—	47
Repurchases of common stock	(7,635)	—	(303)	—	—	—	—	(303)
Dividends ($1.125 per common share)	—	—	—	(162)	—	—	—	(162)
Net income	—	—	—	544	—	—	—	544
Other comprehensive income	—	—	—	—	—	23	—	23
Other	—	—	3	—	—	—	—	3
Balance as of September 30, 2026	136,626	$1	$7,637	$382	$—	$16	$110	$8,147

	Common Stock (a)		Additional	Retained	Net Comcast		Noncontrolling	Total
	Shares	Amount	Paid-in Capital	Earnings	investment	AOCI(b)	interests	Equity
	(in millions, except share amounts which are in thousands)
Balance as of June 30, 2025	—	$—	$—	$—	$10,463	$(5)	$120	$10,578
Transactions with Comcast, net	—	—	—	—	(366)	—	—	(366)
Net income (loss)	—	—	—	—	80	—	(1)	79
Other comprehensive income	—	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2025	—	$—	$—	$—	$10,176	$(6)	$119	$10,289

Balance as of January 1, 2025	—	$—	$—	$—	$10,805	$(8)	$118	$10,915
Transactions with Comcast, net	—	—	—	—	(1,378)	—	—	(1,378)
Net income	—	—	—	—	749	—	—	749
Other comprehensive income	—	—	—	—	—	2	—	2
Balance as of September 30, 2025	—	$—	$—	$—	$10,176	$(6)	$119	$10,289
(a) Includes Class A and Class B common stock
(b) Accumulated other comprehensive income (loss)
See accompanying notes to condensed consolidated and combined financial statements, including Note 12 for related party transactions.

VERSANT MEDIA GROUP, INC.
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)
Note 1. Business, Basis of Presentation and Significant Accounting Policies
Description of the Company
Versant Media Group, Inc. (“Versant”, the “Company”, “we”, “us”, “our”) is a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a portfolio of brands comprised of networks, including USA Network, CNBC, MS NOW, Oxygen, E!, Syfy, and Golf Channel, and digital platforms, including Fandango, Rotten Tomatoes, GolfNow and Full Swing.
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
In connection with the Separation, we issued approximately $3.0 billion of total debt, including borrowings under term loans drawn upon the Separation, as well as senior notes issued in October 2025 (see Note 7). The proceeds from the senior notes were initially placed in escrow and presented as restricted cash as of December 31, 2025. A portion of the proceeds from these borrowings, including the amounts in escrow, which were released in connection with the Separation, was used to fund a cash payment to Comcast of $2.25 billion at the time of the Separation as consideration for assets that were contributed to us in connection with the Separation.
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

Prior to the Separation, Versant businesses were operated as part of Comcast’s Media segment. Accordingly, our financial statements for those periods are presented on a combined basis derived from Comcast’s historical accounting records as if Versant operations had been conducted independently from Comcast. The combined financial statements reflect the historical cost basis of assets and liabilities, which did not reflect all of the assets and liabilities of Versant following the Separation and included certain assets and liabilities that were retained by Comcast following the Separation. The combined financial statements also reflect the historical revenues, direct costs, and allocations of indirect costs for administrative functions and services performed on our behalf by other centralized functions within Comcast and allocations of costs for the use of shared assets (see Note 12). These expenses were allocated on a pro rata basis using an applicable measure of revenue. All allocations and estimates reflected in the combined financial statements were based on assumptions that management believes are reasonable. However, the condensed combined financial statements do not purport to reflect what our results of operations, comprehensive income, financial position, or cash flows would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation.

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

Note 2. Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Linear distribution	$935	$992	$2,894	$3,095
Advertising	373	394	1,164	1,207
Platforms	245	224	662	622
Content licensing and other	41	54	205	154
Total revenue	$1,594	$1,663	$4,925	$5,078
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
The amount of future revenue to be earned related to fixed price contracts with advertisers in excess of one year totaled $233 million as of September 30, 2026, which will be recognized over the next 5 years.
Balance Sheets

	September 30,	December 31,
	2026	2025
	(in millions)
Receivables, gross	$1,244	$1,161
Less: Allowance for credit losses	3	10
Receivables, net	$1,241	$1,151
Our most significant accounts receivable balances relate to our linear distribution agreements with large multichannel video providers. As of September 30, 2026 and December 31, 2025, our ten largest multichannel video provider customers accounted for approximately 52% and 56%, respectively, of our total accounts receivable.
As of September 30, 2026 and December 31, 2025, the gift card liability for our Fandango and GolfNow platforms was $47 million and $51 million, respectively, including $30 million and $36 million, respectively, within accrued expenses and other current liabilities, and the remainder presented within other noncurrent liabilities. Revenue recorded related to breakage on these gift cards was $3 million and $9 million for the three and nine months ended September 30, 2026, respectively, and $2 million and $9 million for the three and nine months ended September 30, 2025, respectively.
Note 3. Costs of Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Programming and production	$736	$744	$1,777	$1,864
Other	142	129	389	363
Total costs of revenue	$879	$873	$2,167	$2,227

Programming and Production Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Licensed, including sports rights	$558	$519	$1,205	$1,182
Owned	178	225	572	682
Total programming and production costs	$736	$744	$1,777	$1,864
Capitalized Content Costs

	September 30,	December 31,
	2026	2025
	(in millions)
Licensed, including sports advances	$477	$436
Owned:
In production and in development	33	30
Released, less amortization	60	73
	93	103
Content costs	$570	$539
Note 4. Acquisitions and Divestitures
Acquisition of Full Swing
On August 3, 2026, we acquired Full Swing, a leading sports technology company with patented hardware and integrated software used by consumers, competitive athletes, coaches, and commercial venues, for $536 million in cash paid at closing, subject to customary purchase price adjustments.
The preliminary allocation of the purchase price to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date was as follows:

August 3, 2026
(in millions)
Cash and cash equivalents	$4
Receivables, net	46
Other current assets	34
Intangible assets, net	204
Accounts payable	(10)
Deferred revenue	(23)
Deferred income taxes	(34)
Other, net	(8)
Fair value of identifiable net assets acquired	$213
Goodwill	323
Total	$536
This acquisition was accounted for as a business combination and the results of operations for Full Swing have been included in our consolidated results of operations since the acquisition date and did not have a material impact on the Company’s revenue or net income for the three and nine months ended September 30, 2026.
The estimated fair values of assets acquired and liabilities assumed are preliminary and subject to change upon finalization of the valuation, which primarily relates to intangible assets. The preliminary fair values of intangible assets consist of developed technology of $78 million, tradenames of $65 million and customer relationships of $61 million, which are being amortized on a straight-line basis over their estimated useful lives of between 5 and 15 years. The excess of the purchase price over the aggregate fair value of the identifiable assets acquired was recorded as goodwill and is primarily attributable to assembled workforce and anticipated operating synergies following the acquisition. Goodwill is not expected to be deductible for tax purposes.
Other Acquisitions
During the nine months ended September 30, 2026, we acquired businesses with aggregate purchase consideration of $215 million, which included cash of $170 million and estimated contingent consideration of approximately $44 million, which is presented within accrued expenses and other current liabilities and other noncurrent liabilities in our condensed consolidated balance sheet. The preliminary purchase price allocation resulted in approximately $193 million of non-tax deductible goodwill and $30 million of amortizable intangible assets, subject to finalization of the related valuations. The related financial results have been included in our condensed consolidated financial statements from their respective acquisition dates and did not have a material impact on the Company’s revenue or net income for the three and nine months ended September 30, 2026.
Divestiture of SportsEngine
During the second quarter of 2026, we completed the sale of our SportsEngine business with an aggregate sale price totaling $143 million, subject to customary adjustments. As of December 31, 2025, the assets and liabilities associated with SportsEngine met the criteria to be classified as held for sale. Assets held for sale were primarily comprised of goodwill of $149 million, property and equipment of $17 million and intangible assets of $14 million. Liabilities held for sale of $18 million were included within other current liabilities in our combined balance sheets. During the nine months ended September 30, 2026, we recognized pre-tax losses of $39 million in connection with the divestiture, which were recorded within depreciation and amortization expense in our condensed consolidated statement of operations.
Note 5. Investments
Marketable Equity Securities
In the third quarter of 2026, we invested $75 million in mutual funds held in a trust established to support the payment of benefits under a legacy deferred compensation plan assumed in the Separation. Fair value adjustments on marketable securities were not material for the three and nine months ended September 30, 2026. The fair values of our marketable securities are based on Level 1 inputs that use quoted market prices, and totaled $75 million as of September 30, 2026.
Marketable equity securities are investments with readily determinable fair values that are not accounted for under the equity method. Changes in fair value between the measurement dates are recorded in investment and other income (loss), net in our condensed consolidated statement of income.
Nonmarketable Equity Securities
During the nine months ended September 30, 2026, we received a $60 million cash distribution from a nonmarketable equity security, which was classified as a return of investment within investing activities in our condensed consolidated statement of cash flows. The cumulative amount of downward adjustments to our nonmarketable equity securities totaled $165 million for investments that continued to be held as of September 30, 2026.
In the third quarter of 2025, we recorded an unrealized impairment loss of $40 million for one of our investments within investment and other income (loss), net in our condensed combined statement of income. The related estimated fair value of $94 million was determined based on an analysis that leveraged multiples of earnings from comparable public companies, which are Level 2 inputs.

Note 6. Goodwill
The changes in the carrying value of our goodwill balance were as follows:

September 30, 2026
(in millions)
Goodwill balance as of December 31, 2025	$7,611
Acquisitions	516
Goodwill balance as of September 30, 2026	$8,127
See Note 4 for additional information relating to acquisitions completed during the nine months ended September 30, 2026.
Note 7. Debt Obligations

	September 30,	December 31,
	2026	2025
	(in millions)
7.250% Senior Secured Notes due 2031 (“Senior Notes”)	$1,000	$1,000
Term Loan A Facility	988	—
Term Loan B Facility	983	—
Unamortized debt issuance costs and discounts, net	(43)	(17)
Total long-term debt	2,927	983
Less: current portion of long-term debt, net	113	—
Long-term debt, net of current portion	$2,813	$983
The estimated fair value of our long-term debt obligations was $2.97 billion and $1.03 billion as of September 30, 2026 and December 31, 2025, respectively. Fair values of our Senior Notes were estimated using Level 2 inputs, based on external market data for debt with similar terms and maturities. The fair values of our variable rate term loans were estimated to approximate their face values.
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
Term Loan A Facility and Term Loan B Facility require repayment of initial amounts borrowed of 5.00% and 7.00%, respectively, per annum payable in quarterly installments beginning on September 30, 2026, with the balance being payable at maturity. Contractual maturities of our debt obligations as of September 30, 2026 totaled $30 million for the remainder of 2026 and approximately $120 million per year from 2027 to 2030, with the remainder payable in 2031.
The Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with the third quarter of 2026. As of September 30, 2026, we were in compliance with the financial covenants related to our debt obligations.

Derivatives and Hedging
In March 2026, we entered into interest rate swaps designated as cash flow hedges to manage our exposure to interest rate risk related to variable-rate debt obligations. As of September 30, 2026, the notional amount of these derivatives was $975 million, and the fair values totaled $33 million, of which $10 million was recorded within other current assets and the remainder within other noncurrent assets in our consolidated balance sheet as of September 30, 2026. The fair values of these financial instruments are primarily based on Level 2 inputs derived from valuation models that use observable market data. Changes in fair value of derivative instruments classified as cash flow hedges are recognized in accumulated other comprehensive income until the hedged item affects earnings. During the three and nine months ended September 30, 2026, derivative gains (losses) recognized within interest expense on our consolidated statement of income were not material.
Cash flows related to derivative instruments designated as cash flow hedges are classified in our consolidated statements of cash flows based on the classifications of the underlying cash flows.
Note 8. Commitments and Contingencies
Operating Leases
In May 2026, we entered into an amendment to a lease agreement for our corporate offices in New York City, New York. The amendment provides for an extended initial term of 18 years for both existing and additional leased space, which we obtained access to in the third quarter of 2026, and includes options to extend the term for up to an additional 10 years. During the nine months ended September 30, 2026, we recorded a right of use asset of $108 million and current and noncurrent liabilities of $4 million and $104 million, respectively, which were recognized based on the present value of the future minimum lease payments over the lease term, excluding optional periods, using a weighted average incremental borrowing rate of 7.3%.
As of September 30, 2026, the future minimum lease payments related to the lease amendment for both the extension and the additional leased space, net of lease incentives, total $243 million, including $2 million for the remainder of 2026, $9 million for 2027, $3 million for 2028, $11 million for 2029, $17 million for 2030 and $199 million thereafter.
Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such proceedings and claims is not expected to materially affect our results of operations, cash flows or financial position, any such legal proceedings or claims could be time-consuming and injure our reputation.

Note 9. Stockholders’ Equity
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
Dividends
During the nine months ended September 30, 2026, we paid dividends of $106 million. On August 6, 2026, our Board of Directors declared our third quarter dividend of $0.375 per share, paid on October 22, 2026 to shareholders of record as of the close of business on October 1, 2026. On November 3, 2026, our Board of Directors declared our fourth quarter dividend of $0.375 per share, payable on January 25, 2027 to shareholders of record as of the close of business on January 4, 2027.
Share Repurchases
Repurchases of common stock include shares repurchased in open market transactions and under accelerated share repurchase (“ASR”) programs. We executed and settled a $100 million ASR program with financial institutions during each of the second and third quarters of 2026. The ASR programs were accounted for as equity transactions and the number of shares purchased was based on the volume-weighted average share price of our common stock over the term of the respective ASR agreement less a discount.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of income taxes, for the nine months ended September 30, 2026 were as follows:

	Currency Translation Adjustments	Cash Flow Hedges	Total AOCI
	(in millions)
Balance as of December 31, 2025	$(7)	$—	$(7)
Accumulated other comprehensive income before reclasses, net of taxes of $9 million for cash flow hedges	(1)	26	24
Reclasses from accumulated other comprehensive income, net of taxes	—	(1)	(1)
Balance as of September 30, 2026	$(8)	$24	$16

Weighted-Average Common Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025(a)	2026	2025(a)
	(in thousands)
Weighted-average number of common shares outstanding - basic (b)	138,070	144,169	140,819	144,169
Effect of dilutive securities	468	—	363	—
Weighted-average number of common shares outstanding - diluted (b)	138,538	144,169	141,182	144,169

Weighted average antidilutive securities	957	—	1,349	—
__________________________________
(a) For periods prior to the Separation on January 2, 2026, the computation of basic and diluted earnings per share was calculated using shares of Versant common stock outstanding on the date of the Separation.
(b) Includes Class A and Class B common stock.

Diluted earnings per share is calculated using the treasury stock method and includes the impact of unvested share-based compensation awards (see Note 10) to the extent dilutive. Antidilutive securities represent the number of potential common shares related to share-based compensation awards that were excluded from diluted earnings per share because their effect would have been antidilutive.

Note 10. Share-based Compensation
In January 2026, in connection with the Separation, our Board of Directors adopted our Omnibus Equity Incentive Plan (the “Plan”). A total of 19 million shares of the Company’s Class A common stock were initially reserved for issuance under the Plan, subject to certain adjustments. The Plan may be used to grant awards in the form of restricted stock, restricted stock units, stock options, stock appreciation right awards or other share-based awards. As of September 30, 2026, 16,061,573 shares were available for future issuances.
Restricted Stock Units
In connection with the Separation, restricted stock units (“RSUs”) originally granted to our employees under Comcast’s equity incentive plans were converted into Versant RSUs in accordance with the employee matters agreement.
During the nine months ended September 30, 2026, we granted RSUs to eligible employees, which vest ratably over a three-year service period. In addition, we granted RSUs to our board of directors, which vest annually on the shareholder meeting date. The fair value of RSUs is measured based on the closing price of our Class A common stock on the date of grant and the associated expense is recognized on a straight-line basis over the requisite service period.
Performance Stock Units
During the nine months ended September 30, 2026, we also granted performance stock units (“PSUs”) to certain of our senior executives, which vest at the end of a three-year service period, and the number of shares that ultimately vest is subject to either market conditions or a combination of market and performance conditions. We estimate the fair value of PSUs using a Monte Carlo simulation and the fair values of PSUs granted during the nine months ended September 30, 2026 were estimated using a weighted average expected volatility of 30.5% and a weighted average risk-free interest rate of 4.1%. Compensation expense for awards subject only to market conditions is recognized based on the grant date fair value on a straight-line basis over the requisite service period. Our PSUs with performance conditions include provisions whereby performance targets are not yet approved or are subject to adjustment, and as such compensation expense is recognized over the requisite service period based on fair value determined at the end of each reporting period and the probable outcome of the performance conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Share-based compensation expense	$16	$8	$49	$21
The following table presents our share-based compensation activity for the nine months ended September 30, 2026:

	RSUs		PSUs (a)
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Converted at Separation (b)	1,561,168	$55.68	—	$—
Granted	2,086,268	$36.10	892,018	$38.36
Vested	144,964	$55.78	—	$—
Forfeited	58,630	$41.29	—	$—
Outstanding - September 30, 2026	3,443,842	$44.05	892,018	$39.70
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
As of September 30, 2026, unrecognized compensation expense related to unvested RSUs was $105 million, and is expected to be recognized over a weighted-average period of approximately 2.5 years. As of September 30, 2026, unrecognized compensation expense related to unvested PSUs is based on the number of PSUs presented in the table above and was $27 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Note 11. Additional Financial Information
Supplemental Cash Flow Information

	September 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,051	$55
Restricted cash	—	1,034
Assets held for sale	—	3
Total cash and cash equivalents and restricted cash on statement of cash flows	$1,051	$1,092
During the nine months ended September 30, 2026, we made cash payments for interest of $149 million and cash payments for income taxes of $266 million.
Income Taxes
As a result of our divestiture of SportsEngine during the second quarter of 2026, we recognized income tax expense of $31 million, primarily resulting from the differences in the book and tax basis for goodwill, which increased our effective tax rate for the nine months ended September 30, 2026 by 3.9% (see Note 4).
As a result of the nonmarketable equity security impairment recognized during the third quarter of 2025, we recorded a valuation allowance for $10 million on deferred tax assets (see Note 5).
Note 12. Related Parties
Prior to the Separation, our transactions with Comcast and its subsidiaries were considered related party transactions. Following the Separation, transactions with Comcast are not considered related party transactions.
Transactions
Prior to the Separation, Comcast provided us with significant corporate, infrastructure and shared services, including the license of content for use on our networks, the distribution of our television networks and purchases and sales of advertising. The nature of these services was similar to services that we purchase from or provide to third-parties. In addition, certain costs related to production activities that use centralized Comcast operations were directly charged to us based on usage. The following disclosures summarize related party activity between us and Comcast, which occurred prior to our Separation, and are included in the condensed combined financial statements for the three and nine months ended September 30, 2025 and as of December 31, 2025.
Sales to related parties were $184 million and $757 million for the three and nine months ended September 30, 2025, respectively. Accounts receivable due for these transactions were $123 million as of December 31, 2025.
Costs of revenue from related parties were $398 million and $751 million for the three and nine months ended September 30, 2025, respectively. Capitalized content costs related to these costs were $302 million as of December 31, 2025. Content obligations related to these costs were $94 million as of December 31, 2025.
Costs of advertising purchased from related parties were $2 million and $6 million for the three and nine months ended September 30, 2025, respectively, and are presented in selling, general and administrative expenses.
Prior to the third quarter of 2025, we had related party loan balances associated with the participation of certain of our subsidiaries in Comcast’s centralized cash management programs. Activity related to loans receivable and payable is presented in the combined statements of cash flows in other investing and other financing activities, respectively.

Shared Services and Other Allocated Costs
The condensed combined financial statements for the three and nine months ended September 30, 2025 and as of December 31, 2025 include transactions involving shared services and assets (including expenses primarily related to personnel, advertising and marketing, facilities, information technology and network communications support and other overhead functions) and certain corporate administrative services (including charges for services such as accounting, tax, treasury and cash management, insurance, legal and risk management) that were provided to us by Comcast. These costs were generally allocated on a pro rata basis using an applicable measure of revenue applied to the relevant pool of costs (e.g., costs incurred at Comcast’s Media segment or corporate levels), including depreciation and amortization expense for shared assets. Allocated costs are included in costs of revenue and selling, general and administrative expenses in the combined statement of income and are reflected in the combined balance sheets and statements of cash flows as changes in net Comcast investment. These amounts represent management’s reasonable estimate of the costs incurred; however, they are not necessarily representative of the costs required for us to operate as an independent, publicly traded company.
For the three months ended September 30, 2025, amounts recorded in cost of revenue and selling, general and administrative expenses for these services were $66 million and $214 million, respectively. For the nine months ended September 30, 2025, amounts recorded in cost of revenue and selling, general and administrative expenses for these services were $218 million and $673 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated and combined financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. For more information about our company’s operations, see “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion and analysis includes forward-looking statements. These forward-looking statements are based on our current expectations and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward Looking Statements” and “Part II, Item 1A. Risk Factors.”
Overview
We are a media and entertainment business that operates in four core markets: political news and opinion, business news and personal finance, golf, and sports and genre entertainment. We serve these markets primarily through a strong portfolio of brands comprised of renowned networks and complementary digital platforms.
The following is a summary of our financial performance:
•Revenue of $1.59 billion and $1.66 billion for the three months ended September 30, 2026 and 2025, respectively, and $4.92 billion and $5.08 billion for the nine months ended September 30, 2026 and 2025, respectively.
•Net income attributable to Versant of $47 million and $80 million for the three months ended September 30, 2026 and 2025, respectively, and $544 million and $749 million for the nine months ended September 30, 2026 and 2025, respectively.
•Adjusted EBITDA of $353 million and $445 million for the three months ended September 30, 2026 and 2025, respectively, and $1,681 million and $1,888 million for the nine months ended September 30, 2026 and 2025, respectively. Adjusted EBITDA is a financial measure not defined by GAAP. See “Non-GAAP Financial Measures” below for additional information, including our definition and use of Adjusted EBITDA and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
•Cash flows from operations of $1,313 million and $1,546 million for the nine months ended September 30, 2026 and 2025, respectively.
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
In connection with the Separation, we incurred approximately $3.0 billion of debt, including our Senior Notes and Term Loans (see Note 7). A portion of the proceeds from these borrowings were used to fund a cash payment to Comcast of $2.25 billion.

Acquisition
On August 3, 2026, we acquired Full Swing, a leading sports technology company with patented hardware and integrated software used by consumers, competitive athletes, coaches, and commercial venues, for approximately $536 million in cash, subject to customary purchase price adjustments. Total revenue from Full Swing for the three and nine months ended September 30, 2026 was $24 million.
Divestiture
During the second quarter of 2026, we completed the sale of our SportsEngine business, resulting in decreases in revenue and operating expenses for periods following the sale. Total revenue generated from SportsEngine through the end of the second quarter of 2026 was $48 million. Total revenue from SportsEngine for the three and nine months ended September 30, 2025 was $36 million and $102 million, respectively.
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
We evaluate these and other factors as we develop and execute our strategies.

Operating Results

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(dollars in millions, except per share data)
Revenue	$1,594	$1,663	(4.2)%	$4,925	$5,078	(3.0)%
Costs and Expenses:
Costs of revenue (exclusive of depreciation and amortization)	879	873	0.7%	2,167	2,227	(2.7)%
Selling, general and administrative	362	372	(2.7)%	1,082	1,034	4.6%
Depreciation and amortization	243	255	(4.7)%	757	744	1.8%
Total costs and expenses	1,483	1,499	(1.1)%	4,006	4,005	—%
Operating income	110	164	(32.6)%	919	1,073	(14.3)%
Interest expense	(53)	—	NM	(157)	—	NM
Investment and other income (loss), net	8	(39)	NM	25	(40)	NM
Income before income taxes	66	124	(47.0)%	787	1,033	(23.8)%
Income tax expense	(19)	(45)	(57.9)%	(243)	(283)	(14.4)%
Net income	47	79	(40.8)%	544	749	(27.4)%
Less: Net loss attributable to noncontrolling interests	—	(1)	(67.0)%	—	—	(83.7)%
Net income attributable to Versant	$47	$80	(41.1)%	$544	$749	(27.4)%

Basic earnings per common share attributable to Versant shareholders	$0.34	$0.56	(39.3)%	$3.86	$5.19	(25.6)%
Diluted earnings per common share attributable to Versant shareholders	$0.34	$0.56	(39.3)%	$3.85	$5.19	(25.8)%

Adjusted EBITDA(a)	$353	$445	(20.9)%	$1,681	$1,888	(11.0)%
Percentage changes that are considered not meaningful are denoted with NM.
(a) Adjusted EBITDA is a non-GAAP financial measure. Refer to “Non-GAAP Financial Measures” for additional information, including our definition and our use of Adjusted EBITDA, and for a reconciliation from net income attributable to Versant to Adjusted EBITDA.
Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(dollars in millions)
Revenue
Linear distribution	$935	$992	(5.8)%	$2,894	$3,095	(6.5)%
Advertising	373	394	(5.3)%	1,164	1,207	(3.6)%
Platforms	245	224	9.6%	662	622	6.4%
Content licensing and other	41	54	(23.6)%	205	154	33.6%
Total revenue	$1,594	$1,663	(4.2)%	$4,925	$5,078	(3.0)%

Linear distribution revenue decreased for the three and nine months ended September 30, 2026 as compared to the corresponding prior year periods, primarily due to continued declines in subscribers, which were partially offset by contractual rate increases.
We expect to experience continued declines in the number of subscribers and linear distribution revenue, as further discussed in “Key Factors Affecting Our Business.”
Advertising revenue decreased for the three and nine months ended September 30, 2026 as compared to the corresponding prior year periods, as decreases at our networks, including the impact of the Ryder Cup in the prior year, were partially offset by incremental revenue from a recent acquisition. These results reflect improvements in recent trends including favorable ratings at our networks.
We may experience declines in advertising revenues in future periods as a result of the trends discussed in “Key Factors Affecting Our Business.”
Platforms revenue increased for the three and nine months ended September 30, 2026 as compared to the corresponding prior year periods, primarily due to increased revenue at Fandango, as well as $23 million of revenue related to Full Swing, which was acquired in August 2026. The increased revenue at Fandango primarily related to movie ticket purchases through our platform, which reflect underlying box office performance, as well as incremental revenue from our new cinema operating platform. The platforms revenue increase for the nine months ended September 30, 2026 was also attributable to GolfNow, reflecting higher transactional volumes related to services provided to golf courses, including tee time reservations and on-site payment facilitation services.
The increases for the three and nine months ended September 30, 2026 were partially offset by the impact of our divestiture of SportsEngine during the second quarter of 2026. Platforms revenue generated from SportsEngine prior to its sale totaled $46 million for the nine months ended September 30, 2026, and was $35 million and $97 million, respectively, for the three and nine months ended September 30, 2025.
Content licensing and other revenue decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, as compared to the corresponding prior year periods, reflecting the timing of content licensing agreements. The year-to-date period includes the impact of a large licensing agreement recognized during the first quarter of 2026.
Costs and Expenses
Costs of Revenue

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	%	2026	2025	%
	(dollars in millions)
Cost of revenue
Programming and production	$736	$744	(1.0)%	$1,777	$1,864	(4.6)%
Other	142	129	10.4%	389	363	7.2%
Total costs of revenue	$879	$873	0.7%	$2,167	$2,227	(2.7)%
Programming and production costs decreased for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, primarily due to allocated costs from Comcast in the prior year period, which were higher than our actual costs incurred following the Separation, as well as reductions in costs for licensed and owned entertainment programming. These declines were partially offset by increased costs related to new sports rights agreements. In addition, the decrease in costs for the nine months ended September 30, 2026 was offset in part by costs related to a large content licensing agreement recognized during the first quarter of 2026.
Programming and production costs are our most significant costs of revenue and are further discussed in “Key Factors Affecting Our Business” above.

Other costs of revenue increased for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, primarily due to higher transactional volumes related to our digital platforms and costs related to Full Swing, partially offset by decreased costs as a result of our divestiture of SportsEngine during the second quarter of 2026.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, as compared to the corresponding prior year periods. The decrease in the third quarter of 2026 was primarily driven by transaction and transaction-related expenses of $27 million recorded during the three months ended September 30, 2025 and the impact of the SportsEngine divestiture in the second quarter of 2026. These decreases were partially offset by incremental costs of operating as an independent public company, costs associated with our commercial agreements with NBCUniversal following the Separation primarily related to the sale of advertising, and incremental costs from newly acquired businesses. Costs of operating as an independent public company include standalone corporate administrative, facilities and support functions following the Separation.
For the nine months ended September 30, 2026, selling, general and administrative expense increased as compared to the corresponding prior-year period primarily driven by incremental costs of operating as an independent public company and costs associated with our commercial agreements with NBCUniversal, as noted above, as well as incremental costs from newly acquired businesses. These increases were partially offset by transaction and transaction-related costs of $71 million, recorded during the nine months ended September 30, 2025, and the impact of the SportsEngine divestiture.
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
Depreciation and Amortization Expense
Depreciation and amortization expense decreased for the three months ended September 30, 2026 and increased for the nine months ended September 30, 2026, as compared to the corresponding prior year periods. The decrease for the three months ended September 30, 2026 is primarily due to lower amortization expense related to the acceleration of amortization on the MSNBC tradename due to the rebranding of the network in the prior year and certain intangible assets that did not transfer to Versant following the Separation, partially offset by depreciation on facilities and related assets, which were transferred to Versant in connection with the Separation and the impact of new acquisitions.
Depreciation and amortization expense for the nine months ended September 30, 2026 increased primarily due to the pre-tax loss of $39 million recognized in connection with the divestiture of SportsEngine in the second quarter of 2026, as well as increases previously discussed related to depreciation on new facilities and related assets transferred at Separation, partially offset by lower amortization expense.
Interest Expense
Interest expense for the three and nine months ended September 30, 2026 was primarily attributable to interest on our Senior Notes and Term Loans, which were issued in connection with the Separation. See Note 7 to our condensed consolidated and combined financial statements for additional information on our debt obligations.
Investment and Other Income (Loss), Net
Investment and other income (loss), net, for the three and nine months ended September 30, 2026 was primarily comprised of interest income on cash and cash equivalents. Investment and other income (loss), net, for the three and nine months ended September 30, 2025 was primarily attributable to the $40 million impairment loss related to nonmarketable equity securities (see Note 5).

Income Tax Expense
Our effective income tax rate was 28.8% and 36.2% for the three months ended September 30, 2026 and 2025, respectively, and 30.8% and 27.4% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 is largely due to $31 million of income tax expense associated with the SportsEngine divestiture, primarily resulting from the differences in the book and tax basis for goodwill (see Note 11). In the third quarter of 2025, we recorded a valuation allowance for $10 million of deferred tax assets resulting from the nonmarketable equity security impairment.

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
We define Adjusted EBITDA as net income attributable to Versant before net income (loss) attributable to noncontrolling interests, income tax expense, investment and other income (loss), net, interest expense, depreciation and amortization expense, and other operating gains and losses (such as impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets), if any. From time to time, we may make adjustments to Adjusted EBITDA for the impact of certain other events, gains, losses or other charges that affect the period-to-period comparability of our operating performance.
We reconcile Adjusted EBITDA to net income attributable to Versant. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Versant, or net cash provided by operating activities that we have reported in accordance with GAAP.
Reconciliation from Net Income Attributable to Versant to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income attributable to Versant	$47	$80	$544	$749
Net loss attributable to noncontrolling interests	—	(1)	—	—
Income tax expense	19	45	243	283
Investment and other (income) loss, net	(8)	39	(25)	40
Interest expense	53	—	157	—
Depreciation and amortization	243	255	757	744
Adjustments(a)	—	27	5	71
Adjusted EBITDA	$353	$445	$1,681	$1,888
__________________
(a) Amounts represent the impact of certain events, gains, losses or other charges that are adjusted in our definition of Adjusted EBITDA. For the periods presented, Adjusted EBITDA excludes transaction and transaction-related costs associated with the Separation, and includes fair value adjustments associated with a legacy deferred compensation plan assumed in the Separation. Transaction costs are incremental costs directly related to effectuating the Separation and primarily include legal, audit and advisory fees. Transaction-related costs are incremental costs incurred in anticipation of the Separation and primarily include IT separation and implementation costs, advisory fees and other one-time costs. The legacy deferred compensation program is frozen and has been funded with investments held in a trust. As such, we include the investment gains and losses, presented in investment and other income (loss), net in Adjusted EBITDA to offset gains and losses on the deferred compensation plan liability included in selling general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Transaction costs	$—	$5	$2	$32
Transaction-related costs	—	22	3	39
Investment gains related to deferred compensation plan	—	—	—	—
Total	$—	$27	$5	$71

Liquidity and Capital Resources

	September 30,	December 31,
	2026	2025
	(in millions)
Cash and cash equivalents	$1,051	$55
Restricted cash	$—	$1,034
Total long-term debt	$2,927	$983

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
In connection with the Separation, we issued $3.0 billion of total debt, including the Senior Notes issued in October 2025 and borrowings under the Term Loans drawn at the time of the Separation. In addition, we entered into a $750 million Revolving Credit Facility in connection with the Separation, which remains undrawn. As of September 30, 2026, we had variable-to-fixed interest rate swaps totaling $975 million, which effectively converted a portion of our variable-rate borrowings to fixed rates. As a result, as of September 30, 2026, approximately 66% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements designated as hedges and approximately 34% remained variable.
Our Term Loan A Facility and the Revolving Credit Facility contain a financial covenant that requires us to maintain a maximum consolidated first lien net leverage ratio, as defined in the credit agreement governing the Term Loan A Facility and the Revolving Credit Facility, of not greater than 3.50:1.00, beginning with our third quarter of 2026. As of September 30, 2026, we were in compliance with the financial covenants related to our debt obligations. See Note 7 to the condensed consolidated and combined financial statements for additional information relating to our debt obligations.
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
We believe that our available cash and cash flows from our operating activities, along with our borrowing capacity and access to capital markets, taken as a whole, will provide adequate liquidity to meet our current and long-term obligations when due, including our third-party debt, and to fund capital expenditures, while also providing flexibility to fund investment opportunities that may arise, such as our acquisition of Full Swing in August 2026. However, there can be no assurances that we will be able to obtain debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest across our business, whether through organic or inorganic growth strategies, as well as to repay our indebtedness over time and return value to our shareholders through dividends and repurchases of our common stock.

Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities	$1,313	$1,546
Net cash used in investing activities	$(709)	$(86)
Net cash used in financing activities	$(645)	$(1,413)
Cash Provided by Operating Activities
Net cash provided by operating activities decreased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a net unfavorable change in net income after noncash adjustments, as well as a decrease related to operating assets and liabilities. The decrease related to operating assets and liabilities was primarily due to increases in accounts receivable, due to lower collections in the current year primarily as a result of Comcast retaining advertising sales receivables following the Separation. This decrease was partially offset by increases in other operating assets and liabilities and accounts payable, resulting from timing of compensation and benefits related payments and other liabilities incurred as a standalone entity, including income taxes payable, compared to periods prior to the Separation during which we were allocated costs and participated in Comcast’s centralized cash management processes.
As described above, prior to the Separation, we participated in Comcast’s centralized cash management process, and as a result, our results for the nine months ended September 30, 2026 are not comparable to the amounts and timing of operating receipts and payments for the nine months ended September 30, 2025. In addition, operating assets and liabilities in our combined statements of cash flows generally fluctuate based on the timing of amortization and related payments for our content costs and the timing of collections of receivables.
Cash Used in Investing Activities
Net cash used in investing activities increased during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to cash spent for business acquisitions and investments during the nine months ended September 30, 2026, including purchases of investments related to a legacy deferred compensation plan. These increases were partially offset by proceeds from the sale of our SportsEngine business, as well as the return of capital from our investment in nonmarketable equity securities and lower capital expenditures compared to the prior-year period.
Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 primarily included a $2.25 billion cash payment to Comcast as consideration for assets that were contributed to us in connection with the Separation, share repurchases of $300 million, dividends of $106 million, and scheduled principal payments relating to Term Loans of $30 million. These cash outflows were partially offset by net proceeds from the Term Loans of $1.97 billion and a $70 million payment we received from NBCUniversal at the time of the Separation. Net transfers to Comcast of $1.40 billion in the prior year period primarily resulted from cash generated from operating activities and swept to Comcast, partially offset by increased capital expenditures funded through Comcast’s centralized cash management program.
During the nine months ended September 30, 2026, we repurchased 7.6 million of our Class A common shares for approximately $300 million under our $1.0 billion share repurchase program authorized by our Board of Directors on March 3, 2026 (“2026 Share Repurchase Program”), through a combination of open market repurchases and a $100 million ASR program with financial institutions during each of the second and third quarters of 2026. As of September 30, 2026, the remaining repurchase availability under our share repurchase program was $700 million. In November 2026, we announced that we expect to enter into a $100 million ASR agreement commencing on

November 4, 2026 to repurchase $100 million of Class A common stock under our 2026 Share Repurchase Program. We anticipate completing the transaction during the fourth quarter of 2026.
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

During the nine months ended September 30, 2026, we paid dividends of $106 million. Our third quarter dividend of $0.375 per share was paid on October 22, 2026. Our fourth quarter dividend of $0.375 per share was declared by our Board of Directors on November 3, 2026, and is payable on January 25, 2027 to shareholders of record as of the close of business on January 4, 2027.
Contractual Obligations
In May 2026, we entered into an amended lease agreement for corporate offices in New York City, New York. See Note 8 for additional information.
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
We believe our judgments and related estimates associated with the valuation and impairment testing of goodwill are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of goodwill as of July 1, 2026 using a quantitative assessment for the reporting unit comprised primarily of our television networks (“networks reporting unit”), which includes $6.68 billion of goodwill, and qualitative assessments for our other reporting units and concluded there was no impairment. When performing the quantitative assessment for our networks reporting unit, we estimated the fair value of the reporting unit primarily based on a discounted cash flow analysis using Level 3 inputs that involved significant judgment, including market participant estimates of future cash flows expected to be generated by the business and the selection of discount rates. When performing this analysis, we also considered multiples of earnings from comparable public companies and recent market transactions to corroborate the reasonableness of the discounted cash flow analysis. In connection with this assessment, we concluded that the estimated fair value of our television networks reporting unit exceeded its carrying value by approximately 11%.
Continued declines in cash flows for our networks reporting unit are expected to result in reduced fair values in future periods. In addition, changes in market conditions, laws and regulations and key assumptions made in future quantitative assessments, such as expected cash flows, competitive factors, discount rates and value indications from market transactions, including the market price of our Class A common stock, could negatively impact our estimates of fair value. Macroeconomic conditions have recently resulted in increased interest rates in the United States, which may negatively impact our assumed discount rate. A hypothetical 100 basis point increase in the discount rate used in our discounted cash flow analysis, while holding all other assumptions constant, would result in a reduction in fair value of approximately $660 million as of July 1, 2026, which would significantly reduce the excess of fair value over the carrying value for the networks reporting unit. Further declines in fair value could negatively impact the results of future impairment testing and could result in the recognition of an impairment charge to the extent the fair value is below the carrying value of the assets assigned to the reporting unit.
There have been no other material updates to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted and Recently Issued Accounting Pronouncements
See Note 1 to the condensed consolidated and combined financial statements for recently issued and recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk primarily relates to interest rate changes on our debt obligations.
Interest Rate Risk
Our debt obligations consist of our $1.0 billion in aggregate principal amount of 7.250% Senior Notes due in January 2031 and $2.0 billion of borrowings under Term Loans due January 2031, which bear interest at a benchmark rate plus a borrowing margin. As a result, we are exposed to market risk of adverse changes in interest rates related to these arrangements.
In order to manage the cost and volatility relating to the interest cost of our variable rate debt, we use interest rate risk management derivative transactions in accordance with our policy. We do not engage in any speculative or leveraged derivative transactions. As of September 30, 2026, we had interest rate swaps outstanding with a notional amount of $975 million, which effectively convert a portion of our variable-rate borrowings to fixed rates. These interest rate swaps have been designated as cash flow hedges. The effect of our interest rate derivative financial instruments on our consolidated interest expense for the three and nine months ended September 30, 2026 was not material.
As of September 30, 2026, approximately 66% of the aggregate principal amount of our total debt portfolio consisted of fixed-rate indebtedness, including the effect of interest rate swap agreements and approximately 34% remained variable. The impact of a 100 basis point change in interest rates affecting our floating rate debt would result in a change in our interest expense, including the effects of our interest rate swap agreements, of approximately $3 million and $8 million for the three and nine months ended September 30, 2026.
Counterparty Credit Risk Management
We manage the credit risks associated with our derivative financial instruments through diversification and evaluation and monitoring of creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. As of September 30, 2026, we were not required to post collateral under the terms of our agreements, nor did we hold any collateral under the terms of our agreements.
Item 4. Controls and Procedures
Management’s Discussion of Financial Responsibility
Under the supervision and with the participation of our senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on this evaluation, our CEO and CFO concluded that as of September 30, 2026, our disclosure controls and procedures were effective such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the Separation, we relied on certain business processes and internal controls over financial reporting performed by Comcast. Upon the Separation, we assumed responsibility for these processes and internal controls, including those related to information technology, financial reporting, legal and corporate governance. We have also revised and adopted the necessary policies, procedures and processes to meet regulatory requirements of a standalone public company, which we will continue to assess to determine whether our internal controls over financial reporting are effective.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 3, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The table below summarizes Versant’s common stock repurchases during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
July 1-31, 2026	—	$—	—	$800,000,037
August 1-31, 2026	2,093,145	38.22	2,093,145	720,000,035
September 1-30, 2026	472,521	42.33	472,521	700,000,037
Total	2,565,666	$38.98	2,565,666	$700,000,037
(a) On March 3, 2026, the Company announced the 2026 Share Repurchase Program under which the Company is authorized to purchase up to $1 billion of its outstanding shares of Class A common stock, which has no expiration date. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of shares, and the program may be suspended, extended, modified, or discontinued at any time. In August 2026, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase $100 million of our Class A common stock under our 2026 Share Repurchase Program. Pursuant to the ASR Agreement, we repurchased 2,565,666 shares of our Class A common stock, based on the volume-weighted average share price of our Class A common stock over the term of the ASR Agreement, less a discount. In November 2026, the Company announced that it expects to enter into a new $100 million accelerated share repurchase agreement commencing on November 4, 2026.
Item 5. Other Information
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Versant Media Group, Inc. (incorporated by reference to Exhibit 3.1 to Versant’s Current Report on Form 8-K filed on January 5, 2026).
3.2	Amended and Restated Bylaws of Versant Media Group, Inc. (incorporated by reference to Exhibit 3.1 to Versant’s Current Report on Form 8-K filed on January 7, 2026).
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

101
The following financial statements from Versant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the Securities and Exchange Commission on November 3, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (1) the Condensed Consolidated and Combined Statements of Income; (2) the Condensed Consolidated and Combined Statements of Comprehensive Income; (3) the Condensed Consolidated and Combined Statements of Cash Flows; (4) the Condensed Consolidated and Combined Balance Sheets; (5) the Condensed Consolidated and Combined Statement of Changes in Equity; and (6) the Notes to the Condensed Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (embedded within the iXBRL document)

Table of Contents
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSANT MEDIA GROUP, INC.

Date: November 3, 2026	By:	/s/ Anand M. Kini
	Name:	Anand M. Kini
	Title:	Chief Financial Officer and Chief Operating Officer